Form 10-Q
period 2000-03-31
PETS COM INC
filed 2000-05-15
CIK 1100683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-29387

                                 PETS.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4730753
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                         435 BRANNAN STREET, SUITE 100
                            SAN FRANCISCO, CA 94107
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (415) 222-9999
                        (REGISTRANT'S TELEPHONE NUMBER)

     Check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares of common stock, $.00125 par value, outstanding on March 31, 2000 was 29,579,137.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PETS.COM, INC.

                                    CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)..................     3
         Condensed Balance Sheets as of March 31, 2000 and December
         31, 1999....................................................     3
         Condensed Statements of Operations for the three months
         ended March 31, 2000 and December 31, 1999..................     4
         Condensed Statement of Cash Flows for the three months ended
         March 31, 2000..............................................     5
         Notes to Condensed Financial Statements.....................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     8
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    27

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    27
Item 2.  Changes in Securities and Use of Proceeds...................    27
Item 3.  Defaults Upon Senior Securities.............................    28
Item 4.  Submission of Matters to a Vote of Security Holders.........    28
Item 5.  Other Information...........................................    29
Item 6.  Exhibits and Reports on Form 8-K............................    29

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                 PETS.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
Cash and cash equivalents...................................   $  70,114       $ 30,196
Inventories.................................................       8,116          6,756
Prepaid advertising expenses................................      11,782          7,223
Other prepaid expenses and current assets...................       1,735            999
                                                               ---------       --------
          Total current assets..............................      91,747         45,174
Certificate of deposit......................................         889            845
Fixed assets, net...........................................      17,010         11,327
Intangible assets...........................................         372            399
Other assets................................................       4,774          2,565
                                                               ---------       --------
          Total assets......................................   $ 114,792       $ 60,310
                                                               =========       ========

                            LIABILITIES & STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable............................................   $   8,199       $  6,563
Accrued expenses............................................       4,877          2,137
Payable to related parties..................................         416            370
Capital lease obligations...................................         176             16
                                                               ---------       --------
          Total current liabilities.........................      13,668          9,086
Capital lease obligations, long term........................         812            104
Stockholders' equity:
Convertible preferred stock.................................          --             20
Common stock................................................          37              6
Additional paid-in capital..................................     214,893        128,442
Accumulated deficit.........................................    (100,866)       (61,778)
Stockholder note receivable.................................          --           (188)
Deferred stock-based compensation...........................     (13,752)       (15,382)
                                                               ---------       --------
          Total stockholders' equity........................     100,312         51,120
                                                               ---------       --------
          Total liabilities and stockholders' equity........   $ 114,792       $ 60,310
                                                               =========       ========

                  See notes to condensed financial statements.

                                 PETS.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    QUARTER ENDED
                                                              -------------------------
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Net sales...................................................  $  7,651       $  5,168
Cost of goods sold..........................................    12,515         11,570
                                                              --------       --------
  Gross margin..............................................    (4,864)        (6,402)
Operating expenses:
  Marketing and sales.......................................    28,855         30,676
  Product development.......................................     2,686          2,646
  General and administrative................................     2,331          2,211
  Amortization of stock-based compensation..................     1,075            979
                                                              --------       --------
          Total operating expenses..........................    34,947         36,512
                                                              --------       --------
Operating loss..............................................   (39,811)       (42,914)
Interest income, net........................................       723            491
                                                              --------       --------
Net loss....................................................  $(39,088)      $(42,423)
                                                              ========       ========
Basic and diluted net loss per share........................  $  (2.54)      $ (28.92)
                                                              ========       ========
Weighted average shares outstanding used to compute basic
  and diluted net loss per share............................    15,408          1,467
                                                              ========       ========

                  See notes to condensed financial statements.

                                 PETS.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    QUARTER ENDED
                                                              -------------------------
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Operating Activities:
Net loss....................................................  $(39,088)      $(42,423)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,032            678
  Amortization of deferred stock-based compensation.........     1,075            980
  Changes in:
     Inventories............................................    (1,360)        (4,884)
     Prepaid marketing expenses.............................     7,223         (5,009)
     Other prepaid expenses and current assets..............      (736)          (588)
     Certificates of deposit................................       (44)          (695)
     Other assets...........................................         1            (58)
     Accounts payable, accrued expenses and other...........     4,376          2,885
     Payable to related parties.............................        46            370
                                                              --------       --------
Net cash used in operating activities.......................   (27,475)       (48,744)
Investing Activities:
Purchase of fixed assets....................................    (5,660)        (4,620)
Strategic debt and equity investments.......................    (2,210)        (2,310)
                                                              --------       --------
Net cash used in investing activities.......................    (7,870)        (6,930)
Financing Activities:
Proceeds from exercise of stock options.....................       114            400
Repurchase of stock options exercised.......................       (33)            --
Proceeds from issuances of preferred stock..................        --         49,255
Proceeds from issuances of common stock.....................    75,342             --
Repayments on capital lease.................................      (160)           (16)
                                                              --------       --------
Net cash provided by financing activities...................    75,263         49,639
                                                              --------       --------
Net increase in cash and cash equivalents...................    39,918         (6,035)
Cash and equivalents at beginning of period.................    30,196         36,231
                                                              --------       --------
Cash and equivalents at end of period.......................  $ 70,114       $ 30,196
                                                              ========       ========
Supplemental Cash Flow Information:
Property and equipment acquired under capital lease
  obligations...............................................  $  1,028       $     --
Issuance of preferred stock for media advertising...........  $ 11,782       $     --

                  See notes to condensed financial statements.

                                 PETS.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Pets.com, inc., (the "Company"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Prospectus, dated February 10, 2000 filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year

 2. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                               THREE MONTHS         THREE MONTHS
                                                                   ENDED               ENDED
                                                              MARCH 31, 2000     DECEMBER 31, 1999
                                                              ---------------    ------------------
                                                                           (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
  Net loss..................................................     $(39,088)            $(42,423)
                                                                 ========             ========
Denominator:
  Weighted average common shares outstanding................       18,325                4,408
  Less weighted average common shares issued subject to
     repurchase agreements..................................       (2,917)              (2,941)
                                                                 --------             --------
  Denominator for basic and diluted calculation.............       15,408                1,467
                                                                 ========             ========
Net loss per share:
  Basic and diluted.........................................        (2.54)              (28.92)
                                                                 ========             ========

 3. STOCKHOLDERS' EQUITY

     On January 7, 2000 the Company's board of directors approved an amendment to the Company's articles of incorporation to increase the total number of authorized preferred stock shares to 18,101,862, and to designate 1,200,000 shares of preferred stock as Series C.

     On January 15, 2000, the Company entered into an agreement with Buena Vista Internet Group and Infoseek Corporation, affiliates of The Walt Disney Company, to perform joint marketing, content development and other promotional activities. An affiliate of The Walt Disney Company also purchased 1,102,400 shares of Series C convertible preferred stock in exchange for media rights valued at $11.8 million on ABC, Inc.

                                 PETS.COM, INC.

                                  (UNAUDITED)

     On January 19, 2000 the Company's board of directors authorized, concurrent with the Company's reincorporation in Delaware, a .8 for 1 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted to reflect this split.

  Initial Public Offering of Common Stock

     On February 11, 2000 the Company completed its initial public offering of 7,500,000 shares of common stock resulting in $75.3 million in net proceeds. In connection with the closing of the offering, all of the outstanding convertible preferred stock was converted into an aggregate of 17,402,940 shares of common stock.

 4. NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending June 30, 2000. While the Company has not completed its assessment of the impact of the adoption of SAB 101, it believes that implementation will not have a material adverse impact on its existing revenue recognition policies.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section of our prospectus related to our initial public offering filed with the Securities and Exchange Commission (SEC) on February 10, 2000 pursuant to Rule 424(b)(4) of the Securities Act of 1933 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

OVERVIEW

     Pets.com, Inc. is a leading online retailer of pet products, integrating product sales with expert information on pets and their care. We are committed to serving pets and their owners with the best care possible through a broad product selection, expert information and superior service. We seek to address the entire pet products market, transcending the limited product selection of superstores, specialty stores and grocery stores. Our broad selection of approximately 15,000 SKUs is integrated with extensive pet-related information and resources designed to help consumers make informed purchasing decisions. We designed our Web store to provide our customers with a convenient, one-stop shopping experience that is organized to reflect how consumers think about shopping for their pets. Our Web store addresses the needs of many of the most popular pets, including dogs, cats, birds, fish, reptiles, ferrets, and other small pets. We provide quality customer service through our in-house distribution, fulfillment, customer service, and technology operations. Furthermore, we encourage participation in the pet community both through our Web store and through Pets.commitment, our charitable foundation that supports the role that pets and people play in each others' lives.

     The pet products industry in the United States is a large and growing market characterized by a loyal and emotion-driven customer base. According to the Pet Industry Joint Advisory Council, U.S. consumer spending on pet products and services grew at an annual rate of approximately 9% per year between 1993 and 1997, totaling approximately $23 billion at the end of 1997. More than 60% of U.S. households owned a pet and 40% of those households owned more than one pet in 1998, according to a recent American Pet Products Manufacturers Association study. The pet products market has traditionally been served by a combination of traditional store-based retailers, including superstores, independent specialty stores and grocery stores. This market is highly fragmented, and generally requires consumers to expend considerable time and effort shopping for pet products in multiple stores to meet all their needs.

     We provide consumers with one-stop shopping for their pet care needs. We seek to attract and retain consumers by emphasizing the following key attributes:

     Extensive Product Selection. With two distribution centers, our SKU count is slightly larger than the number available at the largest pet superstores, and we expect our SKU count will continue to increase throughout 2000.

     Expert Information and Professional Resources. We provide consumers extensive pet and pet care information integrated throughout our Web store through our in-house staff of pet experts and strategic relationships.

     Superior Shopping Experience. We believe that we provide an intuitive, easy-to-use Web store, categorized and organized the way people think about shopping for their pets. We also offer our customers a highly streamlined checkout experience and direct delivery to their doors.

     Quality Customer Service. We have invested significant resources to create our own fulfillment, distribution, and both online and in-person help service functions to enable us to better control all aspects of the customers' shopping experience.

     Community. Visitors to our Web store can participate online in 60 different pet discussion forums, sign up for our online newsletter and get information on our Pets.commitment charitable foundation.

     Our objective is to become one of the world's leading retailers of pet products. Key elements of our strategy include:

     - Building enduring brand equity through an advertising strategy which includes our Pets.com Sock Puppet brand icon, relationships with select online companies, and support for national events and pet-related local market activities;

     - Offering the broadest possible pet product selection available to our customers at competitive prices;

     - Establishing our private label brands for pet products marketed under the Pets.complete and Pets.com brand names;

     - Providing increasingly comprehensive and relevant content in conjunction with a range of consumer and veterinary care partners;

     - Delivering superior customer service and promoting repeat purchases through investments in people, technology and distribution facilities;

     - Continuing to maintain and expand our relationships with Amazon.com, which is currently our largest stockholder, and GO.com; and

     - Expanding internationally in order to capitalize on the global market.

RESULTS OF OPERATIONS

     Because we commenced commercial operations on February 17, 1999 and have a short operating history, we believe that period-to-period comparisons are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended March 31, 2000 to the quarter ended December 31, 1999.

     The following table sets forth our unaudited quarterly statement of operations data for the three quarters ending September 30, 1999, December 31, 1999 and March 31, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                       QUARTER ENDED
                                                         ------------------------------------------
                                                         SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                                             1999             1999          2000
                                                         -------------    ------------    ---------
Net sales..............................................    $    568         $  5,168      $  7,651
Cost of goods sold.....................................       1,766           11,570        12,515
                                                           --------         --------      --------
  Gross margin.........................................      (1,198)          (6,402)       (4,864)
Operating expenses:
  Marketing and sales..................................      10,693           30,676        28,855
  Product development..................................       2,194            2,646         2,686
  General and administrative...........................       1,205            2,211         2,331
  Amortization of stock-based compensation.............       1,139              979         1,075
                                                           --------         --------      --------
          Total operating expenses.....................      15,231           36,512        34,947
                                                           --------         --------      --------
Operating loss.........................................     (16,429)         (42,914)      (39,811)
Interest income, net...................................         577              491           723
                                                           --------         --------      --------
          Net loss.....................................    $(15,852)        $(42,423)     $(39,088)
                                                           ========         ========      ========

     Net Sales. Net sales consist of product sales and charges to customers for outbound shipping and handling and are net of allowances for product returns, promotional discounts and coupons. We recognize product and shipping revenues when the related product is shipped. In the future, the level of our sales will depend on a number of factors including, but not limited to the frequency of our customers' purchases, the quantity and mix of products, pricing of products and shipping, sales promotions and discounts, seasonality and customer returns.

     Net sales for the first quarter of 2000 were $7.7 million, a 48% increase over net sales for the fourth quarter of 1999 of $5.2 million. Our cumulative customer accounts increased from 144,000 at the end of fourth quarter 1999 to 264,000 customer accounts at the end of first quarter 2000, an increase of 83%. Orders from repeat customers also increased during the first quarter to more than 50% of total orders, as opposed to 39% for the fourth quarter of 1999. The increase in net sales was a result of the increase in our customer base and the increase in our repeat orders as a percentage of total orders.

     Cost of Goods Sold and Gross Margin. Cost of goods sold consists primarily of the costs of products sold to customers and outbound and inbound shipping costs. We expect cost of goods sold to increase in absolute dollars to the extent that our sales volume increases. Promotional tools include rotating discounts on product segments as well as online and offline coupons to targeted audiences. We may in the future expand or increase the coupons and discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes may negatively affect our gross margin. Our gross margin will fluctuate based on a number of factors, including, but not limited to the cost of our products, our product and shipping pricing strategy, product mix, the number and location of distribution centers from which we ship products, and inventory control. Our product margins currently range from between 25% and 30% in the aggregate. The introduction of our private label line, Pets.complete, during the first quarter 2000 is expected to have a positive impact on our aggregate product margins over time since this line enjoys higher margins.

     Gross Margin improved from negative 124% in the fourth quarter of 1999 to negative 64% during the first quarter of 2000. The negative gross margins were the result of promotional sales discounts associated with new customer acquisition and our negative margin on shipping. The improvement in gross margin is primarily attributable to a decrease in our shipping costs as our second distribution center in Indianapolis was opened in

March. This new warehouse allowed us to eliminate priority shipping services and costs since we can now effectively reach the majority of the country with ground service, within an acceptable period of time.

     Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution expenses, supplies, payroll and related expenses for personnel engaged in marketing, merchandising, business development and customer service and fulfillment expenses. Marketing and sales expenses decreased from $30.7 million in the fourth quarter of 1999 to $28.9 in the first quarter 2000. The decrease was primarily due to a decrease in advertising media and promotional costs.

     We intend to continue to pursue our branding and marketing campaign. Marketing and sales expenses may vary considerably as a percentage of net revenues from quarter to quarter, depending on the timing of our advertising campaigns and our response to competitive developments in our market.

     Product Development Expenses. Product development expenses consist primarily of payroll and related expenses for our Web store development, systems personnel, consultants, content and other Web store costs. Product development increased from $2.6 million in the fourth quarter of 1999 to $2.7 million in the first quarter of 2000. The slight increase was due to a general increase in development costs.

     Over the next several months, we plan to continue to staff a significant number of development projects that will result in increased product development expenses. We believe that continued investment in product development is critical to attaining our strategic objectives and maintaining our competitive position in our market and, as a result, we expect product development expenses to increase or remain consistent, but to fluctuate as a percentage of net revenue from quarter to quarter.

     General and Administrative Expenses. General and administrative expenses consist of payroll and related expenses for design, production, finance, human resources, executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased from $2.2 million in the fourth quarter of 1999 to $2.3 million in the first quarter of 2000. The increase was primarily due to increased expenses associated with the Company's new administrative and reporting requirements as a public company.

     We expect general and administrative expenses to increase or remain consistent in the future as we expand our staff and incur additional costs related to the anticipated growth of our business and our status as a public company. However, we expect such expenses to fluctuate as a percentage of net revenue from quarter to quarter.

     Amortization of Stock-Based Compensation. Amortization of stock-based compensation increased from $.9 million in the fourth quarter of 1999 to $1.1 million in the first quarter of 2000. The increase was due to the grant of stock options to new employees prior to the Company's initial public offering. The amount of stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     Interest Income, net. Interest income represents earnings on our cash and cash equivalents net of interest expense associated with capital lease obligations. Interest income was $.5 million in the fourth quarter of 1999 and $.7 million in the first quarter of 2000. The increase is due to a higher average outstanding balance of cash and cash equivalents earning interest during the first quarter of 2000. Such increase is due to cash obtained in February 2000 from our initial public offering.

     Income Taxes. There was no provision or benefit for income taxes for any period since inception due to our operating losses. We have not recognized any benefit from the future use of loss carryforwards for any period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited pursuant to tax regulations applicable to certain circumstances, including in the event that we experience a cumulative stock ownership change of more than 50% over a three year period.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily through private sales of convertible notes payable and preferred stock, which, yielded net cash proceeds of $109.2 million. In February 2000, we completed our initial public offering and issued 7,500,000 shares of common stock at an initial public offering price of $11.00 per share. In connection with our initial public offering, we received $75.3 million in net cash proceeds.

     We have incurred net losses of $100.9 million from inception to March 31, 2000. We believe that we will continue to incur net losses for the forseeable future and that the rate at which we will incur such losses could increase from current levels.

     Net cash used in operating activities was $27.5 million for the first quarter of 2000. Net cash used in operating activities for this period primarily consisted of net losses of $39.1 million, partially offset by a net source of funds from working capital.

     Net cash used in investing activities was $7.9 million for the first quarter of 2000. Net cash used in investing activities primarily consisted of acquisition of leasehold improvements and purchases of equipment and systems, including computer equipment, warehouse handling equipment and fixtures and furniture. The Company also made strategic investments in PetPlace.com, and Petspark.com, amounting to $2.2 million.

     Net cash provided by financing activities was $75.3 million for the first quarter of 2000. Net cash provided by financing activities during the quarter primarily consisted of net cash proceeds from the Company's initial public offering.

     As of March 31, 2000 we had $70.1 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital and operating leases aggregating approximately $2.7 million through December 31, 2000. In March we invested an additional $1.5 million in PetPlace.com, Inc. This brings our total investment in PetPlace.com, Inc to $3.5 million. Although we have no material commitments for capital expenditures, we anticipate that our levels of capital expenditures and lease commitments will be consistent with anticipated growth in operations, infrastructure and personnel. During the first quarter 2000, we opened our second distribution center to ensure greater control over the distribution process, to ensure adequate supplies of products to our customers, and to reduce our need to use special delivery options for diverse geographic locations. In the second quarter of 2000, the new distribution center will require an additional $2 million to $3 million as it begins to operate at full capacity. For 2000, we anticipate our total capital expenditures will be at least $15 million, which will include substantial expenditures toward technology and systems upgrades to support our distribution centers and increases in our business volume. In January 2000, we issued 1,102,400 shares of Series C preferred stock to an affiliate of The Walt Disney Company in exchange for $11.8 million of media advertising on ABC, Inc., an affiliate of The Walt Disney Company.

     We believe that our existing cash and cash equivalents, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures into the first quarter of 2001. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

RISK FACTORS

     The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in our Registration Statement on Form S-1 (File No. 333-92433) and our periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended.

WE ONLY BEGAN SELLING OUR PRODUCTS IN FEBRUARY 1999 AND WE OPERATE IN A NEW AND RAPIDLY EVOLVING MARKET, WHICH MAKES IT DIFFICULT FOR INVESTORS TO DETERMINE WHETHER WE WILL ACCOMPLISH OUR OBJECTIVES.

     Because we were formed in February 1999 and we have yet to achieve meaningful revenues, we have a limited operating history on which investors and securities analysts can base an evaluation of our business and prospects. We have limited insight into trends that may emerge and affect our business. Accordingly, you must consider the risks and difficulties we face as an early stage company with limited operating history in a new and rapidly evolving market. We cannot be certain that our business strategy will be successful.

THE SUCCESS OF OUR BUSINESS DEPENDS ON ATTRACTING AND RETAINING A LARGE NUMBER OF POTENTIAL CUSTOMERS. IF WE ARE UNABLE TO DO SO, WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY.

     Our success depends on attracting a large number of potential customers who shop in traditional retail stores and persuading them to shop in our Web store. Our success is also dependent on ensuring that these customers remain loyal long-term customers of Pets.com. In addition to our dependence on the widespread customer acceptance of the Internet for purchasing products, we cannot be certain that our customers will accept our online solution over those offered by our competitors. If we do not achieve widespread customer acceptance of our online solution, our revenues will suffer. Furthermore, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we currently anticipate to attract online shoppers to our Web store and to convert those shoppers to purchasing customers. As a result, we may not be able to achieve profitability when we expect, or at all.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT SIGNIFICANT INCREASES IN OUR COSTS AND EXPENSES TO RESULT IN CONTINUING LOSSES FOR AT LEAST THE NEXT THREE YEARS.

     We incurred net losses of $39.1 million for the three-month period ended March 31, 2000 and cumulative losses of $100.9 million from our inception through March 31, 2000. We have not achieved profitability. We only began selling products in February 1999 and have yet to achieve meaningful revenue, and cannot be certain that we will obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating and net losses for at least the next three years, and possibly longer, and that the rate at which we will incur these losses will increase significantly from current levels. We intend to increase our costs and expenses substantially as we:

     - Increase our sales and marketing activities, such as increasing advertising expenses and entering into strategic marketing agreements with third parties;

     - Open additional distribution centers and expand our existing distribution centers;

     - Provide our customers with shipping below our actual costs to attract customers;

     - Increase our general and administrative functions to support our growing operations;

     - Expand our customer support organization to better serve customer needs; and

     - Develop or license from third parties enhanced technologies and features to improve our Web store.

     Because we will spend these amounts before we receive any incremental revenues from these efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in proportionate increases in our revenues, which would further increase our losses. We may also engage in promotional efforts such as coupons or discounts that would reduce our revenues.

WE MAY NOT SUCCEED IN ESTABLISHING THE PETS.COM BRAND, WHICH WOULD ADVERSELY AFFECT CUSTOMER ACCEPTANCE AND OUR REVENUES.

     Due to the early stage and competitive nature of the online market for pet products, information and services, if we do not establish our brand quickly, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand, we will incur substantial expense in our advertising efforts on television, radio, magazines and other forms of traditional media, along with advertising on Web sites that we believe our customers are likely to visit. We will also incur substantial expense in our efforts to enter into strategic alliances with, including making investments in, online and more traditional companies that we believe will promote our brand and drive customers to our Web store. To provide a high quality customer experience, we will also need to spend money to attract and train customer service personnel. We also will incur substantial expenses to develop content to help build our brand and attract customers to our Web store. If these brand promotion activities do not yield increased revenues, we will incur additional losses. During the first quarter of 2000 we introduced a line of private label pet products. We may not achieve consumer acceptance of these products. Further, we may be forced to incur higher expenses in order to produce or market our private label product lines, which could negatively affect our financial condition or operating results.

INCREASING OUR PRODUCT DISTRIBUTION CAPACITY IS AN IMPORTANT PART OF OUR BUSINESS STRATEGY AND WILL REQUIRE SIGNIFICANT INVESTMENTS IN CASH AND MANAGEMENT RESOURCES. IF WE DO NOT SUCCESSFULLY BUILD ADDITIONAL DISTRIBUTION CENTERS, WE WILL FACE DIFFICULTIES IN INCREASING OUR REVENUES AND WE MAY LOSE CUSTOMERS TO OUR COMPETITORS.

     We currently have two distribution centers -- one in Union City, California which has a satellite operation in Hayward, California, and a second center in Greenwood, Indiana. We expect to begin operating a third distribution center within the next twenty-four months. Our success depends on our ability to build additional distribution centers to accommodate increases in customer demand, reduce our shipping costs, reduce shipping times to customers, provide for a large product selection and increase our gross margins. If we do not successfully build additional distribution centers in time to accommodate increases in customer demand, we may not be able to increase our revenues and we may lose customers to our competitors. Opening additional distribution centers will require significant capital investments in facilities and equipment, will require us to hire and train a significant number of new employees, and could divert management attention from other issues. We expect to invest an additional $2 million to $3 million in facilities and equipment during the second quarter of 2000 in connection with the recent opening of our Greenwood distribution center. For additional information relating to the risks we may face in obtaining additional financing, see "We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business could fail."

SINCE WE CURRENTLY OPERATE ONLY TWO DISTRIBUTION CENTERS LOCATED IN THE SAN FRANCISCO BAY AREA AND GREENWOOD, INDIANA, WE ARE SUSCEPTIBLE TO THE RISK OF DAMAGE TO OUR DISTRIBUTION CENTERS.

     Since we currently only operate two distribution centers out of which we ship products to nearly all of our customers, we are susceptible to power and equipment failures, disruptions in our order fulfillment and delivery systems, and fires, floods and other disasters. Furthermore, since our original distribution center is located in the San Francisco Bay Area, which is an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, this distribution center and the surrounding transportation infrastructure caused by earthquakes. We cannot assure you that we are adequately insured to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our distribution center caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises.

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH CAN CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO FLUCTUATE SIGNIFICANTLY.

     We expect that our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including:

     - Consumer traffic to our Web store may fluctuate depending on the effectiveness of our sales and marketing campaign, the timing and level of promotions we engage in with Amazon.com, GO.com and our other strategic partners, and the effectiveness of content on our Web store and other factors;

     - The level of repeat purchases by customers, average order size and mix of products sold may fluctuate as a result of the experience consumers have on our Web store, the availability of products we have for sale, seasonal factors and other factors;

     - Our revenues may decline as a result of promotional offers made by our competitors, the introduction of products or services offered by our competitors, or the introduction of new competitors into our market;

     - We may experience consumer dissatisfaction with our Web store as we add or change features, or as a result of technical difficulties on our Web store that do not permit a consumer to access our Web store or to complete a shopping session;

     - Our expenses will also fluctuate depending on the timing and nature of expansion of our distribution centers; and our ability to achieve efficiencies and lower shipping costs as a result of this expansion;

     - Changes in government regulation of the Internet, particularly the imposition of sales tax for online transactions, may discourage online shopping and result in decreased revenues; and

     - We may incur costs related to potential acquisitions of technology or businesses.

     To the extent our revenues and operating results fall below the expectation of investors and securities analysts, the trading price of our common stock may fall significantly.

BECAUSE OUR OPERATING EXPENSES ARE GENERALLY FIXED IN THE SHORT TERM, IF WE FAIL TO ACHIEVE ANTICIPATED REVENUES WE WILL INCUR SUBSTANTIAL ADDITIONAL OPERATING LOSSES. FURTHERMORE, OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT REVENUES AND PLAN OUR OPERATING EXPENSES.

     Because of our limited operating history, we have insufficient financial data on which to forecast our revenues and operating expenses. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses. The volume and timing of orders of pet products on our Web store are difficult to predict because the online market for such products is in its infancy. Due to the limited operating history of our Web store, we do not have a material amount of repeat business from regular customers. Because our Web store is designed to encourage repeat business and we do not yet have sufficient historical data on how successful this strategy will be, we cannot currently forecast revenue from regular customers or overall anticipated revenue trends. Furthermore, as a result of our limited operating history, it is difficult to predict the volatility associated with the nature and timing of special promotional offers, such as reducing the price on selected products, providing redeemable coupons to customers, or offering shipping below our actual costs, and our advertising efforts. For example, our revenues may decrease significantly after a promotional offer has expired or prior to an expected offer. In addition, our advertising expenses may be disproportionately higher than our anticipated revenues from these advertising efforts.

WE WILL NEED TO RAISE ADDITIONAL FUNDS AND THESE FUNDS MAY NOT BE AVAILABLE TO US WHEN WE NEED THEM. IF WE CANNOT RAISE ADDITIONAL FUNDS WHEN WE NEED THEM, OUR BUSINESS COULD FAIL.

     Based on our current projections, we will need to raise funds over time through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If this additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company. Any of these actions could cause our stock price to fall.

A PORTION OF OUR REVENUES MAY BE SEASONAL, WHICH COULD CAUSE OUR QUARTERLY FINANCIAL RESULTS AND OUR COMMON STOCK PRICE TO FLUCTUATE SIGNIFICANTLY.

     A portion of our revenues may be seasonal in nature, associated with the sale of gift products for pets during the holiday season, the sale of outdoor and activity-related pet products during the Spring season and the sale of flea and tick products for pets during the Summer season. In addition, consumer fads and other changes in consumer trends may cause shifts in purchasing patterns, resulting in significant fluctuations in our operating results from one quarter to the next and may result in significant fluctuations in our common stock price. The fact that we have not yet generated revenue for a full year and the rapid growth in our revenues since our inception make it impossible to assess the impact of these factors.

WE DEPEND ON OUR ADVERTISING AGREEMENT WITH AMAZON.COM TO ATTRACT CUSTOMERS TO OUR WEB STORE AND BUILD OUR BRAND. IN THE EVENT OUR ADVERTISING AGREEMENT WITH AMAZON.COM WERE TO TERMINATE, WE COULD FACE SIGNIFICANTLY HIGHER COSTS AND SIGNIFICANTLY MORE DIFFICULTY IN ATTRACTING CUSTOMERS.

     We have entered into an advertising agreement with Amazon.com whereby Amazon.com provides us with online promotions mutually agreed upon, such as emails about Pets.com, and one or more links from different locations on its Web site to our Web store, consistent with Amazon.com's other marketing arrangements. Although our current agreement with Amazon.com expires in October 2000, Amazon.com could terminate most of these online promotions at any time. We cannot be certain that our relationship with Amazon.com will be available to us in the future on acceptable commercial terms, if at all. If we are unable to maintain our relationship with Amazon.com or agree upon the terms and conditions of continuing the agreement beyond October 2000, our customer traffic could fall and our brand identity could be adversely impacted resulting in decreased revenues, and our marketing expenses could increase as we are forced to incur higher costs to attract customers. In addition, our relationship with Amazon.com is not exclusive. Amazon.com could partner with any of our competitors or offer competing products, information or services directly from its Web site. Furthermore, by virtue of the fact that we derive traffic directly from the Amazon.com Web site, any interruption in service of Amazon.com's Web site or the distribution of products to its customers could reduce the number of customers to our Web store and reduce our revenues. Because we depend on the brand awareness of Amazon.com to help build our brand, negative publicity about Amazon.com or a reduction of the effectiveness of its brand could also have a negative impact on our brand and reduce our revenues.

WE UTILIZE CONSULTING ADVICE AND SUPPORT FROM AMAZON.COM FOR OPERATIONAL AND STRATEGIC EXPERTISE. AMAZON.COM HAS NO CONTRACTUAL OBLIGATION TO PROVIDE THIS SUPPORT. IF AMAZON.COM DOES NOT CONTINUE TO PROVIDE THE ADVICE AND SUPPORT WE NEED, WE COULD INCUR HIGHER OPERATIONAL EXPENSES IN RUNNING OUR BUSINESS AND DIFFICULTIES IN EXECUTING ON OUR BUSINESS PLAN.

     Since our inception, Amazon.com has provided us with informal consulting services relating to the operation of our business. During this time, Amazon.com has also provided us with assistance in negotiating with vendors who also do business with Amazon.com. This assistance has allowed us to incur lower operational expenses than we could otherwise have achieved at our early stage of development. Amazon.com has provided these services to us because of Amazon.com's significant equity stake in us. Amazon.com, however, is under no contractual obligation to continue to provide this advice and support. While Amazon.com owns approximately 30.4% of our common stock, we cannot be certain that Amazon.com will continue to provide, or provide at all, the level of consulting advice and support that Amazon.com has provided to us in the past. If we are unable to maintain our relationship with Amazon.com, we would lose access to important operational and strategic expertise, which could harm our business.

WE DEPEND ON OUR ABILITY TO BUILD AND MAINTAIN RELATIONSHIPS WITH OUR SUPPLIERS TO OBTAIN SUFFICIENT QUANTITIES OF QUALITY MERCHANDISE ON ACCEPTABLE COMMERCIAL TERMS. IF WE FAIL TO MAINTAIN OUR SUPPLIER RELATIONSHIPS, OUR REVENUES WILL DECLINE.

     Our business strategy depends on providing a large selection of well-known and high-quality branded products which in turn depends on our ability to maintain relationships with a significant number of suppliers. We currently purchase our products from approximately 200 suppliers. Our contracts or arrangements with suppliers do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current suppliers may not continue to sell products to us on current terms or at all, and we may not be able to establish new suppliers to ensure delivery of products in a timely manner or on terms acceptable to us. Furthermore, because many of the products offered on our Web store are well-known branded products, if suppliers of these products do not supply products to us, we may lose customers who are unwilling to substitute for other brands we carry. We are also dependent on suppliers for assuring the quality of products supplied to us. Because we ship products directly to our customers, if the quality of products supplied to us fall below our customers' expectations, we may lose customers. In addition, our supply contracts do not restrict our suppliers from selling products to our online competitors or to retailers other than online retailers, which could limit our ability to supply the quantity of products requested by our customers. We are also subject to the risks our suppliers face, including employee strikes and inclement weather. Our failure to deliver a large selection of high-quality and well-known branded products to our customers in a timely and accurate manner, and at acceptable prices, would harm our reputation, the Pets.com brand and our results of operations.

WE FACE THE RISK OF SYSTEMS INTERRUPTIONS AND CAPACITY CONSTRAINTS ON OUR WEB SITE, POSSIBLY RESULTING IN ADVERSE PUBLICITY, REVENUE LOSSES AND EROSION OF CUSTOMER TRUST.

     The satisfactory performance, reliability and availability of our Web store, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our Web store or reduced order fulfillment performance could result in negative publicity and reduce the volume of goods sold and the attractiveness of our Web store, which could negatively affect our revenues. For the period from February 17, 1999 to March 31, 2000, there were three periods of one to three hours and one period of thirteen hours during which users were able to access our site but unable to complete transactions. There were also approximately seven periods of up to three hours each during which our site was unavailable to customers due to scheduled periodic maintenance, five instances of one hour or less during which the site was unavailable to customers, and one period of 6 hours during which the site was unavailable for customer transactions. We may experience temporary system interruptions for a variety of reasons in the future, including power failures, software bugs and an overwhelming number of visitors trying to reach our Web store during sales or other promotions. We may not be able to correct a problem in a timely manner. Because we are dependent in part on outside consultants for the implementation of certain aspects of our system and because some of the reasons for a systems interruption may be outside of our control, we also may not be able to remedy the problem quickly or at all. We opened our Web store for customers in February 1999 and to the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our Web store accurately or in a timely manner to permit us to effectively upgrade and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

WE HAVE GROWN VERY RAPIDLY. THIS GROWTH HAS PLACED, AND OUR ANTICIPATED FUTURE OPERATIONS WILL CONTINUE TO PLACE, A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES. WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY UNLESS WE ARE ABLE TO EFFECTIVELY MANAGE THIS STRAIN ON OUR SYSTEMS AND RESOURCES.

     We have rapidly and significantly expanded our operations, and anticipate that we will continue to expand. From March 31, 1999 to September 30, 1999 to December 31, 1999 to March 31, 2000 we grew from 4 to 123 to 270 to 279 employees, respectively. We currently have two distribution centers, and expect to begin operating a third distribution center within the next twenty-four months. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We will not be able to implement our business strategy unless we are able to effectively manage this strain on our systems and resources. We will not be able to increase revenues unless we continue to improve our transaction-processing, operational, financial and managerial controls, reporting systems and procedures, expand, train, supervise and manage our work force, and manage multiple relationships with third parties.

WE ENTER INTO STRATEGIC RELATIONSHIPS TO HELP PROMOTE OUR WEB STORE. IF WE FAIL TO MAINTAIN OR ENHANCE THESE RELATIONSHIPS, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS, BUILD OUR PETS.COM BRAND AND ENHANCE OUR SALES AND MARKETING CAPABILITIES.

     We believe that our ability to attract customers, facilitate broad market acceptance of our products and the Pets.com brand, and enhance our sales and marketing capabilities depends on our ability to develop and maintain strategic relationships with:

     - Amazon.com, with whom we have entered into an advertising agreement pursuant to which Amazon.com provides us with online promotions mutually agreed upon;

     - GO.com, with whom we have entered into a distribution agreement which provides that we will engage in promotions on GO.com's online properties, and place media advertising with ABC, Inc., which, along with GO.com, is an affiliate of The Walt Disney Company;

     - American Veterinary Medical Foundation, with whom we have entered into an exclusive marketing agreement pursuant to which our products and services will receive coverage in the American Veterinary Medical Foundation's bi-monthly video which is sent to 17,000 veterinarians;

     - PetPlace.com, Inc., a provider of online veterinary information in whom we have made an equity investment and with whom we have entered into an exclusive marketing agreement which provides for cross promotions and direct links between our respective Web sites; and

     - Other pets-related Web sites and portals, and other Web sites that can drive customer traffic to our Web store.

     All of these relationships are relatively new and, accordingly, we have no historical experience on which to evaluate their impact. If these relationships do not assist us in attracting or retaining customers, it may be difficult for us to grow our business. In addition, we may need to expend significant additional resources to form additional strategic relationships if the relationships set forth above fail to produce the desired results.

COMPETITION FROM BOTH TRADITIONAL AND ONLINE RETAILERS MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES.

     We compete in a market that is new, rapidly evolving and highly competitive, and we expect competition to intensify in the future. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We currently or potentially compete with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources. These competitors can be divided into several groups:

     - online stores that specialize in pet products such as

        Petopia.com, Inc.

        PetsMart.com, Inc.

        PetStore.com, Inc.;

     - online stores that offer pet products;

     - superstore retailers of pet products such as

        Petco Animal Supplies, Inc.

        PetsMart, Inc.;

     - specialty pet stores;

     - mass market retailers such as

        Wal Mart Stores, Inc.

        Kmart Corporation

        Target Stores, Inc.;

     - supermarkets;

     - warehouse clubs such as Costco Companies, Inc.;

     - mail order suppliers of pet products; and

     - pet supply departments at major department stores.

     Many of these companies, which include national, regional and local chains, have existed for a longer period, have greater financial resources, have established marketing relationships with leading manufacturers and advertisers, and have longer established brand recognition among customers.

     We believe we may face a significant competitive challenge from our competitors forming alliances with each other. For instance, Petopia, Inc. is owned in part by Petco Animal Supplies, Inc., and PetsMart.com, Inc. is owned in part by PetsMart, Inc. The combined resources of these alliances could pose a significant competitive challenge to Pets.com. These relationships may enable these online stores to achieve greater brand recognition, particularly in the case of PetsMart.com, Inc., by leveraging the better established brand awareness of their pet retail store partner. These relationships may also enable these online stores to negotiate better pricing and other terms from suppliers by aggregating their demand for products and negotiating volume discounts. Our lack of a partnership with a major pet store chain could be a major competitive disadvantage to us.

     We also believe we may face significant competitive challenges from discount general merchandise stores, mass market retailers and other retailers that commence or expand their presence on the Internet to include pet products. Finally, we are aware of numerous other smaller entrepreneurial companies that are focusing significant resources on developing and marketing products, information and services that will compete directly with those offered at Pets.com.

     We believe that there may be a significant advantage in establishing a large customer base before our competitors do so. If we fail to attract and retain a large customer base and our competitors establish a more prominent market position relative to ours, this could inhibit our ability to grow. We believe the principal factors in our market include brand recognition, product selection, quality of Web store content, reliability and speed of order shipment, customer service, speed and accessibility of our Web store, personalized service, convenience and price. We will have little or no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our online competitors can duplicate many of the products, services and content offered in our Web store.

EXPANSION OF OUR INTERNATIONAL OPERATIONS WILL REQUIRE MANAGEMENT ATTENTION AND RESOURCES AND MAY BE UNSUCCESSFUL WHICH COULD HARM OUR FUTURE BUSINESS DEVELOPMENT AND EXISTING DOMESTIC OPERATIONS.

     As of March 31, 2000, we have conducted no international operations but we intend to make an investment in a UK-based company that intends to sell pet products online. We plan to build local versions of our Web store for foreign companies or expand our international operations through acquisitions or alliances with third parties. Our expansion plans will require management attention and resources and may be unsuccessful. We have no experience in selling our products to conform to local cultures, standards and policies. We may have to compete with local companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it will be necessary to locate physical facilities, such as server computers and distribution centers in the foreign market. We do not have experience establishing such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed. Furthermore, once we expand internationally we expect to incur net losses in developing foreign markets for the foreseeable future.

OUR SYSTEMS AND OPERATIONS, AND THOSE OF OUR SUPPLIERS AND SHIPPERS, ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED PROBLEMS.

     Substantially all of our computer and communications hardware is located at our leased facility in San Francisco, California and our systems infrastructure is hosted at an Exodus Communications, Inc. facility in Santa Clara, California. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, earthquakes and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We do not currently have fully redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur. Many of our suppliers also face these risks.

     We also depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our applications and services and harm our sales.

GOVERNMENTAL REGULATION OF OUR BUSINESS COULD REQUIRE SIGNIFICANT EXPENSES, AND FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD RESULT IN CIVIL AND CRIMINAL PENALTIES.

     Our business is subject to federal, state and local regulations relating to the shipment of pet food, live animals and pet products, advice relating to animal care, and other matters. Regulations in this area often require subjective interpretation, and we cannot be certain that our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory, or monetary fines, which could adversely effect our operations.

WE NEED TO HIRE AND RETAIN A NUMBER OF ADDITIONAL TECHNOLOGY, CONTENT AND PRODUCT ORIENTED PERSONNEL WHO MIGHT BE DIFFICULT TO FIND AND WHO ARE KEY TO OUR CONTINUED GROWTH AND ULTIMATE SUCCESS IN THE MARKET.

     We intend to continue to hire a significant number of additional personnel, including software engineers, editorial and customer support personnel, marketing personnel, and warehouse and operational personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these additional employees could seriously harm our business.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE ARE IMPORTANT TO OUR CONTINUED GROWTH AND ULTIMATE SUCCESS IN THE MARKET AND WOULD BE DIFFICULT TO REPLACE.

     We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success depends on our retention of these key employees, such as Julie Wainwright, our Chief Executive Officer. None of our key technical or senior management personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, our business could be seriously harmed. We do not have "key person" life insurance policies covering any of our employees.

MANY MEMBERS OF OUR MANAGEMENT TEAM ARE NEW TO THE COMPANY OR TO THE PET PRODUCTS AND SERVICES INDUSTRY OR ONLINE BUSINESSES, AND EXECUTION OF OUR BUSINESS PLAN AND DEVELOPMENT STRATEGY COULD BE SERIOUSLY HARMED IF INTEGRATION OF OUR MANAGEMENT TEAM INTO OUR COMPANY IS NOT SUCCESSFUL.

     We have recently experienced significant growth in our management team. Paul Manca, our Chief Financial Officer, joined us in September 1999 and Ralph Lewis, our Vice President of Distribution and Logistics, joined us in November 1999. In addition, many of the members of our senior management team do not have prior experience in the pet products and services industry or in online businesses or in publicly traded companies. Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether this integration will be successful.

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY BE FOUND TO INFRINGE PROPRIETARY RIGHTS OF OTHERS, WHICH COULD NEGATIVELY AFFECT OUR BUSINESS BY DIVERTING OUR MONETARY RESOURCES AND MANAGEMENT'S ATTENTION TO THESE MATTERS INSTEAD OF ALLOWING US TO FOCUS ON THE CONTINUING DEVELOPMENT OF OUR MARKET STRATEGY.

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our Web store, including the look and feel of our Web pages, products that we sell, product organization, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our Web store, our content and our trademarks.

     We have filed applications for the registration of Pets.com(TM), the Pets.com logo, Because Pets Can't Drive(TM), Keep It Comin'(TM), More Products Than a Superstore Delivers(TM), People Helping Animals, Animals Helping People(TM), Pets.commitment(TM) and our sock puppet in the U.S. and in some other countries, although we have not secured registration of our marks to date. We have been granted the right to use Pets.complete(TM) from a third party in exchange for economic consideration. We may be unable to secure these registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Pets.com or our other trademark applications. Any claims or customer confusion related to our trademarks, or our failure to obtain any trademark registration, would negatively affect our business. On April 12, 2000, we filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against a third party to establish that we have not infringed upon any third-party trademarks in connection with the creation of our Pets.com Sock Puppet. See Part II, Other Information, Item
1 -- Legal Proceedings.

     Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, we intend to sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

     Third parties may also claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES IN ALL COUNTRIES OR AGAINST ALL INFRINGERS, WHICH COULD DECREASE THE VALUE OF OUR BRAND NAME AND PROPRIETARY RIGHTS.

     We currently hold the Internet domain name "pets.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names in all of the countries in which we conduct business which utilize the term "pets" or "pets.com." We are aware that other entities have already registered domain names utilizing the term "pets" or "pets.com." For example, other entities have registered in the United States the following domain names: pets-.com, pet-s.com, p-e-t-s.net and pets.net. If we are unable to purchase these names from these entities on commercially reasonable terms or in the event we were to otherwise lose the ability to use a domain name in a particular country, we would be forced to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging.

WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS AND MAY FACE LIABILITY FOR CONTENT ON OUR WEB STORE, ANY OF WHICH COULD HARM OUR FINANCIAL CONDITION AND LIQUIDITY IF WE ARE NOT ABLE TO SUCCESSFULLY DEFEND AGAINST SUCH CLAIMS.

     Because we sell consumer products we may be subject to product liability claims resulting from injuries to persons and animals caused by the products we sell. We maintain limited product liability insurance. To the extent these claims are not covered by or are in excess of our product liability insurance, a successful product liability claim could harm our financial condition and liquidity. In addition, because we post product information and other content on our Web store and permit our customers to place content on our bulletin board systems and in other areas of our Web store, we face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that we post or permit our customers to post. Claims of this type have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we do not and cannot practically screen all of the content generated by our users and placed on our Web store. Although we maintain general liability insurance of $3 million, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our financial condition and liquidity.

OUR OPERATIONS MAY BE DISRUPTED IF WE OR OUR PRODUCT SUPPLIERS OR OTHER VENDORS EXPERIENCE SYSTEMS FAILURE OR DATA CORRUPTION FROM THE YEAR 2000 ISSUE.

     Any failure of our material systems, our product suppliers or others vendors' material systems or the Internet to be year 2000 compliant would have material adverse consequences for us. Consequences of this type would include difficulties in operating our Web store effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business. We may be unable to detect or assess the effect of any failure well into the year 2000 and beyond. We do not intend to develop a contingency plan to address situations that may result if our vendors or we experience material difficulties after January 1, 2000 as a result of the year 2000 problem.

     We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our products and services.

AMAZON.COM AND OUR CURRENT OFFICERS AND DIRECTORS CONTROL THE MAJORITY OF OUR COMMON STOCK AFTER OUR INITIAL PUBLIC OFFERING AND THEREFORE ARE ABLE TO DECIDE ALL MATTERS REQUIRING APPROVAL OF OUR STOCKHOLDERS, WHICH COULD DISCOURAGE AN ACQUISITION OF US OR MAKE REMOVAL OF INCUMBENT MANAGEMENT MORE DIFFICULT.

     After our initial public offering, Amazon.com beneficially owns approximately 30.4% of our outstanding common stock and Mark Britto, Amazon.com's Vice President of Strategic Alliances is a member of our Board of Directors. Therefore, Amazon.com is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Amazon.com's substantial equity stake in us could also make us a much less attractive acquisition candidate to potential acquirors, because Amazon.com would be able to block the acquisition by acting in concert with only a small number of other stockholders. In addition, Amazon.com has sufficient votes to prevent the tax-free treatment of an acquisition. Moreover, our executive officers, directors and entities affiliated with them, including Amazon.com, in the aggregate, beneficially own approximately 54.8% of our outstanding common stock. These stockholders, if acting together, would be able to decide all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE DEPEND ON CONTINUED USE OF THE INTERNET, AND IF THE USE OF THE INTERNET DOES NOT DEVELOP AS WE ANTICIPATE, OUR SALES MAY NOT GROW.

     Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce.

     In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

OUR SUCCESS DEPENDS ON THE WILLINGNESS OF CONSUMERS TO PURCHASE PET PRODUCTS OVER THE INTERNET INSTEAD OF THROUGH TRADITIONAL RETAILERS. IF CONSUMERS ARE NOT WILLING TO DO THIS, THE MARKET POTENTIAL FOR OUR PRODUCTS AND SERVICES WILL BE IMPAIRED.

     The online market for pet products, information and services is in its infancy. The market is significantly less developed than the online market for books, auctions, music, software and numerous other consumer products. If this market does not gain widespread acceptance, our business may fail. Demand and market acceptance for recently introduced services and products on the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our success will depend on our ability to engage consumers who have historically purchased pet products through traditional retailers. In order for us to be successful, many of these consumers must be willing to utilize new ways of buying pet products. In addition, a substantial proportion of the consumers who use our Web store may be using our service because it is new and different rather than because they believe it is a desirable way to purchase pet products. Such consumers may use our service only once or twice and then return to more familiar means of purchasing these products.

OUR SALES COULD BE NEGATIVELY AFFECTED IF WE ARE REQUIRED TO CHARGE TAXES ON PURCHASES.

     We do not collect sales, use or other similar taxes in respect of goods sold by Pets.com, except from purchasers located in California and Indiana. However, one or more states other than these two states or the federal government may seek to impose sales tax collection obligations on sales made by out-of-state online retailers such as Pets.com, to customers residing in the taxing state, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a three-year period, ending on October 1, 2001. This tax moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the transactions with respect to which we do not currently collect such taxes could harm our business. In addition, a number of trade groups and government entities have publicly stated their objections to this tax moratorium and have argued for its repeal. The Federal Advisory Commission on Electronic Commerce is in the process of evaluating these issues. There can be no assurance that future laws will not impose taxes or other regulations on Internet commerce, or that the three-year moratorium will not be repealed, or that it will be renewed when it expires, any of which events could substantially impair the growth of electronic commerce.

     We intend to open distribution centers from time to time in other states and, regardless of the outcome of this federal tax moratorium, may be required to collect sales or other similar taxes in respects of goods sold by Pets.com into these states. A successful assertion by one or more states or the federal government that we should collect further sales or other taxes on the sales of products through Pets.com could negatively affect our revenues and business.

WE RELY ON UNITED PARCEL SERVICE FOR PRODUCT SHIPMENTS TO US AND OUR CUSTOMERS, AND COULD LOSE CUSTOMERS IF IT DOES NOT ADEQUATELY SERVE OUR NEEDS.

     We rely on United Parcel Service, which currently delivers approximately 99% of our product shipments, including shipments to and from our distribution facility. We are therefore subject to the risks, including employee strikes and inclement weather, associated with its ability to provide delivery services to meet our shipping needs. In addition, we do not have a written agreement with United Parcel Service that ensures that it will continue to deliver our product shipments. The U.S. Postal Service and Federal Express currently deliver the remaining balance of our product shipments. In the event of the unsatisfactory performance of United Parcel Service, we may need to shift shipments to these and other carriers. While we have the ability to switch carriers, there are only a few national ground-based carriers that we do not already employ and any change in third-party carriers could increase our shipping costs or result in a delay in shipment of products to our customers for a period of time. Failure to deliver products to our customers in a timely manner would damage our reputation and brand.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD WHICH COULD REDUCE OUR COLLECTIONS AND HARM OUR BUSINESS BECAUSE WE ARE UNABLE TO OBTAIN SIGNATURES FROM OUR CUSTOMERS WHEN WE PROCESS ORDERS ONLINE.

     A failure to adequately control fraudulent credit card transactions would harm our net sales and results of operations because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. Although we have experienced very few losses from credit card fraud, we face the risk of significant losses from this fraud as our sales increase. Our failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business.

OUR REPUTATION COULD BE HARMED IF WE FAIL TO PREVENT ONLINE COMMERCE SECURITY BREACHES. WE MAY THEREFORE NEED TO EXPEND SIGNIFICANT RESOURCES TO PROTECT AGAINST SECURITY BREACHES OR TO ADDRESS PROBLEMS CAUSED BY BREACHES.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks, and our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all products sold by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any compromise of our security could harm our reputation and expose us to a risk of loss or litigation and possible liability and, therefore, harm our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES TO BETTER SERVICE OUR CUSTOMERS AND MEET THEIR EXPECTATIONS, OUR SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE CUSTOMERS.

     As the Internet and online commerce industry evolve, we must license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our Web store, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to do so, it could adversely impact our ability to build the Pets.com brand and attract and retain customers.

GOVERNMENTAL REGULATION OF THE INTERNET AND DATA TRANSMISSION OVER THE INTERNET MAY NEGATIVELY AFFECT OUR CUSTOMERS AND RESULT IN A DECREASE IN DEMAND FOR OUR PRODUCTS, WHICH WOULD CAUSE A DECLINE IN OUR SALES.

     Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Web stores such as ours. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would seriously harm our business. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet business could result in a decrease in demand for our products, which would cause a decline in our revenues.

OUR STOCK PRICE IS SUBJECT TO FLUCTUATION, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

     The market price for our common stock has and will continue to vary. This could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

     - Quarterly variations in operating results;

     - Changes in financial estimates by securities analysts;

     - Announcements by us or our competitors, of new product and service offerings, significant contracts, acquisitions or strategic relationships;

     - Publicity about our company, our products and services, our competitors, or e-commerce in general;

     - Additions or departures of key personnel;

     - Any future sales of our common stock or other securities; and

     - Stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular, especially Amazon.com.

     The trading prices of Internet-related companies and e-commerce companies, including Amazon.com, have been especially volatile and many have fallen since reaching near historical highs in prior months. Investors may be unable to resell their shares of our common stock at or above the price they paid for them. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

A TOTAL OF 22,044,737 SHARES, OR 74.6%, OF OUR TOTAL OUTSTANDING SHARES AFTER OUR INITIAL PUBLIC OFFERING ARE RESTRICTED FROM IMMEDIATE RESALE, BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

     Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. After our initial public offering, we had outstanding 29,544,737 shares of common stock. This includes 7,500,000 shares that we sold in the offering, which were eligible for immediate resale in the public market. The remaining 22,044,737 shares will become eligible for resale in the public market at various times between now and January 18, 2001.

NEW STOCKHOLDERS INCUR SUBSTANTIAL DILUTION AS A RESULT OF THE EXERCISE OF PRIOR STOCK OPTION GRANTS.

     We have issued options to acquire common stock at prices significantly below our initial public offering price. Assuming that outstanding options are exercised in full, there would be dilution to investors who purchased out stock either in connection with or subsequent to our initial public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.

(a) On April 12, 2000, we filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Robert Smigel, the creator of Triumph, the Insult Comic Dog, to establish that Pets.com has not infringed upon any trademark held by Mr. Smigel or engaged in unfair competition, that Mr. Smigel defamed Pets.com by claiming that we stole the idea for our Sock Puppet from him, and that Mr. Smigel has engaged in trade libel by making false accusations against us.

(b) On September 21, 1999 Biolink L.L.C. dba ERI International sued us in Los Angeles County Superior Court for breach of contract, anticipatory breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud arising out of a contract entered into for the shipment of live animals, including fish and reptiles. ERI International has stated four causes of action, three seeking damages each in an amount in excess of $2,000,000 and one seeking damages in an amount in excess of $500,000. We answered and asserted affirmative defenses to the complaint. Pending before the court is plaintiff's motion for summary judgment on whether it is entitled to a $500,000 payment from us. We have opposed the motion and a hearing is scheduled for May 30, 2000.

(c) On April 24, 2000, a former employee filed a complaint against us in the Superior Court of the State of California for the City and County of San Francisco alleging, in connection with her employment with and subsequent resignation from Pets.com, breach of contract, breach of the covenant of good faith and fair dealing, fraud, defamation and misappropriation of trade secrets. We believe we have meritorious defenses against all of the claims and intend to vigorously defend against them.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) On January 25, 2000, we effected a .8 for 1 reverse stock split and reincorporated from California to Delaware. Consequently, each share of capital stock outstanding prior to this event was reconstituted as .8 of a share, and each shareholder of the prior California corporation became the holder of an equivalent number of shares of capital stock of the successor Delaware corporation.

(B) Not applicable.

(C) Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

     (a) Securities Sold.

          (i) Between January 1, 2000 and March 31, 2000, we issued and sold 54,800 shares of Common Stock to seventeen (17) individuals pursuant to the exercise of outstanding stock options at a weighted average exercise price of $2.08 per share.

          (ii) On January 18, 2000, we issued and sold to an affiliate of The Walt Disney Company a total of 1,102,400 shares of Series C Preferred Stock, which shares were converted into an equivalent number of shares of our Common Stock immediately prior to the effective time of our initial public offering.

     (b) Underwriters and Other Purchasers.

          There were no underwriters for the transactions set forth in (a)(i) and (ii) above. The shares described in item (a)(i) above were sold to seventeen (17) of our employees and consultants. The shares described in item (a)(ii) above were sold to Catalyst Investments, L.L.C., an affiliate of The Walt Disney Company.

          (c) The shares referenced in item (a)(i) above that were sold pursuant to the exercise of stock options were sold at an average weighted exercise price of $2.08, for total proceeds of $114,000. The shares referenced in item (a)(ii) above were sold for consideration other than cash. Such non-cash consideration consists of media advertising time provided by ABC, Inc. valued at $11.8 million.

          (d) The sales referenced in item (a)(i) above were exempt from registration under Rule 701 of the Securities Act of 1933, as amended (the "Act"). The sale referenced in item (a)(ii) above was exempt from registration under Section 4(2) of the Act.

          (e) Terms of Conversion or Exercise. Not applicable.

          (f) Use of Proceeds from sale of Registered Securities.

     On February 16, 2000, the Company closed its initial public offering of Common Stock, $0.001 par value. The managing underwriters in the offering were Merrill Lynch & Co., Bear Stearns & Co. Inc., Thomas Weisel Partners LLC, and Warburg Dillon Read LLC (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Act on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-92433) that was declared effective by the SEC on February 11, 2000. On that date 7,500,000 shares of Common Stock registered under the Registration Statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered and sold was $82,500,000. In connection with the offering, the Company paid an aggregate of $5,775,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to the Company were $75.3 million after deducting offering expenses of $1.4 million.

     We currently expect to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we have used a portion and may continue to use a portion of the net proceeds for further development of our distribution capabilities and programs to expand our customer base. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, persons owning 10% or more of any class of equity securities of Pets.com, or an affiliate of Pets.com.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders of Pets.com approved the following actions by written consent on the indicated dates. On January 17, 2000, the required number of shareholders approved our Fifth Amended and Restated Articles of Incorporation which eliminated previously authorized Series B-1 Preferred Stock and authorized 1,500,000 shares of Series C Preferred Stock. On January 25, 2000, the required number of shareholders approved our reincorporation into Delaware from California, a 0.8-for-1 reverse stock split, our public company charter documents, certain indemnification agreements with our officers and directors, and ratification of Ernst &

Young LLP as our independent auditors for the years ending December 31, 1999 and December 31, 2000. On February 8, 2000, the required number of shareholders approved a resolution to convert all outstanding shares of Preferred Stock to Common Stock immediately prior to the closing of our initial public offering of Common Stock.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. The following exhibit is attached hereto:

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
        10.37     Exclusive Distribution with Salt H(2)0 Headquarters, Inc.
                  dated December 8, 1999 and Amendment to Exclusive
                  Distribution Agreement dated April 28, 2000.
        10.38     Yahoo! Remote Merchant Integration (RMI) Agreement dated as of February 3, 2000 with Yahoo! Inc.
        10.39     Exclusive Representation Agreement dated March 20, 2000 with
                  Brian P. Hakan & Associates, Inc.
        27.1      Financial Data Schedule

     b. The Company filed the following reports on Form 8-K during the quarter ended March 31, 2000: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PETS.COM, INC.

                                          By:        /s/ PAUL MANCA
                                            ------------------------------------
                                                         Paul Manca
                                             Chief Financial Officer (Principal
                                              Accounting and Finance Officer)

Date: May 12, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.37     Exclusive Distribution with Salt H(2)0 Headquarters, Inc.
          dated December 8, 1999 and Amendment to Exclusive
          Distribution Agreement dated April 28, 2000.
10.38     Yahoo! Remote Merchant Integration (RMI) Agreement dated as of February 3, 2000 with Yahoo! Inc.
10.39     Exclusive Representation Agreement dated March 20, 2000 with
          Brian P. Hakan & Associates, Inc.
 27.1     Financial Data Schedule