Form 10-Q
period 2000-06-30
PETS COM INC
filed 2000-08-14
CIK 1100683

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


For the quarterly period ended June 30, 2000
                               -------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                    to

                             Commission File Number
                                   000- 29387

                                 PETS.COM, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                         95-4730753
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                 Number)


                                 945 Bryant St.
                             San Francisco, CA 94103
                    (Address of principal executive offices)

                                 (415) 222-9999
                         (Registrant's telephone number)

                          435 Brannan Street, Suite 100
                             San Francisco, CA 94107
         (Former name or former address, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock, $.00125 par value, outstanding on June 30, 2000 was 29,225,437.

                                 PETS.COM, INC.

                                    CONTENTS

PART I  - - FINANCIAL INFORMATION                                                                PAGE NO.


Item 1. Condensed Financial Statements (unaudited)................................................  3
        Condensed Balance Sheets as of June 30, 2000 and December 31, 1999........................  3
        Condensed Statements of Operations for the three and six month periods ended
         June 30, 2000 and 1999...................................................................  4
        Condensed Statement of Cash Flows for the six month periods ended June 30, 2000 and 1999.................................................................................  5
        Notes to Condensed Financial Statements...................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  7

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................ 26

PART II - - OTHER INFORMATION

Item 1. Legal Proceedings......................................................................... 27

Item 2. Changes in Securities and Use of Proceeds................................................. 27

Item 3. Defaults upon Senior Securities........................................................... 28

Item 4. Submission of Matters to a Vote of Security Holders....................................... 28

Item 5. Other Information......................................................................... 28

Item 6. Exhibits and Reports on Form 8K........................................................... 28


SIGNATURES........................................................................................ 29

PART I  --   FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                                 PETS.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                            June 30,       December 31,
                                                              2000             1999
                                                            ---------      ------------
                                                           (unaudited)     (See Note 1)
ASSETS
Current assets:
   Cash and cash equivalents .........................      $  37,227       $  30,196
   Inventories .......................................          9,356           6,756
   Prepaid advertising expenses ......................         10,499           7,223
   Other prepaid expenses and current assets .........          2,645             999
                                                            ---------       ---------
Total current assets .................................         59,727          45,174
Certificate of deposit ...............................            914             845
Fixed assets, net ....................................         19,875          11,327
Intangible assets ....................................            339             399
Other assets .........................................          6,270           2,565
                                                            ---------       ---------
Total assets .........................................      $  87,125       $  60,310
                                                            =========       =========
LIABILITIES & STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable ..................................      $   4,960       $   6,563
   Accrued expenses ..................................          4,164           2,137
   Payable to related parties ........................            631             370
   Capital lease obligations .........................            176              16
                                                            ---------       ---------
Total current liabilities ............................          9,931           9,086
Capital lease obligations, long term .................            761             104
Stockholders' equity:
   Convertible preferred stock .......................              -              20
   Common stock ......................................             37               6
   Additional paid-in capital ........................        213,278         128,442
   Accumulated deficit ...............................       (124,925)        (61,778)
   Stockholder note receivable .......................              -            (188)
   Deferred stock-based compensation .................        (11,957)        (15,382)
                                                            ---------       ---------
    Total stockholders' equity .......................         76,433          51,120
                                                            ---------       ---------

Total liabilities and stockholders' equity                  $  87,125       $  60,310
                                                            =========       =========


See accompanying notes to condensed financial statements.

                                 PETS.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                          Three Months Ended             Six Months Ended
                                                                June 30,                     June 30,
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------
Net sales ........................................      $  8,764       $     39       $ 16,415       $     51
Cost of goods sold ...............................        10,513             76         23,028             76
                                                        --------       --------       --------       --------
     Gross margin ................................        (1,749)           (37)        (6,613)
                                                                                                          (25)
Operating expenses:
     Marketing and sales .........................        17,091          1,122         45,946          1,122
     Product development .........................         2,257          1,624          4,943          1,641
     General and administrative ..................         2,681            838          5,012            838
     Amortization of stock-based compensation ....         1,022              -          2,097              -
                                                        --------       --------       --------       --------
          Total operating expenses ...............        23,051          3,584         57,998          3,601
                                                        --------       --------       --------       --------
Operating loss ...................................       (24,800)        (3,621)       (64,611)        (3,626)
Interest income, net .............................           741            123          1,464            123
                                                        --------       --------       --------       --------
Net loss .........................................      $(24,059)      $ (3,498)      $(63,147)      $ (3,503)
                                                        ========       ========       ========       ========

Basic and diluted net loss per share .............      $  (0.89)      $  (2.41)      $  (2.96)      $  (2.41)
                                                        ========       ========       ========       ========
Weighted average shares outstanding used to
 compute basic and diluted net loss per share ....        26,945          1,453         21,335          1,453
                                                        ========       ========       ========       ========


            See accompanying notes to condensed financial statements.

                                 PETS.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                        2000           1999
                                                                                      --------       --------
Operating Activities:
Net loss .......................................................................      $(63,147)      $ (3,503)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................         2,375             44
     Amortization of deferred stock-based compensation .........................         2,097             --
     Common and preferred stock issued for intellectual property ...............            --            416
     Marketing and sales .......................................................           525             --
     Changes in:
          Inventories ..........................................................        (2,600)          (141)
          Prepaid advertising expenses .........................................         7,223           (166)
          Other prepaid expenses and current assets ............................        (1,646)          (220)
          Certificates of deposit ..............................................           (69)          (135)
          Accounts payable, accrued expenses and other .........................           424          1,579
          Payable to related parties ...........................................           261             --
                                                                                      --------       --------
Net cash used in operating activities ..........................................       (54,557)        (2,126)

Investing Activities
Purchase of fixed assets .......................................................        (9,835)        (2,515)
Strategic debt and equity investments ..........................................        (3,705)            --
                                                                                      --------       --------
Net cash used in investing activities ..........................................       (13,540)        (2,515)

Financing Activities:
Proceeds from exercise of stock options ........................................           120             --
Repurchase of stock options exercised ..........................................          (123)            --
Proceeds from issuances of preferred stock .....................................            --         59,982
Proceeds from issuances of common stock ........................................        75,342             14
Repayments on capital lease ....................................................          (211)            --
                                                                                      --------       --------
Net cash provided by financing activities ......................................        75,128         59,996
                                                                                      --------       --------
Net increase in cash and cash equivalents ......................................         7,031         55,355
Cash and equivalents at beginning of period ....................................        30,196             --
                                                                                      --------       --------
Cash and equivalents at end of period ..........................................      $ 37,227       $ 55,355
                                                                                      ========       ========
Supplemental Cash Flow Information:
   Property and equipment acquired under capital lease obligations .............         1,028             --
   Issuance of preferred stock for media advertising ...........................        11,024             --


            See accompanying notes to condensed financial statements.

                                 PETS.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Basis of Presentation

        The accompanying unaudited financial statements of Pets.com, Inc., (the "Company"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Prospectus, dated February 10, 2000 filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                  (unaudited)
                   (in thousands, except for per share data)


                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                  2000         1999            2000         1999
                                                                 ------       ------          ------       ------
Numerator:
      Net loss ............................................      $ (24,059)   $ (3,498)       $ (63,147)   $ (3,503)
                                                                 =========    ========        =========    ========
Denominator:
       Weighted average common shares outstanding .........         29,199       2,625           23,598       2,400
       Less weighted average common shares issued
             subject to repurchase agreements .............          2,253       1,172            2,263         947
                                                                 ---------    --------        ---------    --------
       Denominator for basis and diluted calculation ....           26,945       1,453           21,335       1,453
                                                                 =========    ========        =========    ========
Net loss per share:
      Basic and diluted ...................................      $   (0.89)   $  (2.41)       $   (2.96)   $  (2.41)
                                                                 =========    ========        =========    ========

3.  Stockholders' Equity

        On January 7, 2000 the Company's board of directors approved an amendment to the Company's articles of incorporation to increase the total number of authorized preferred stock shares to 18,101,862, and to designate 1,200,000 shares of preferred stock as Series C.

        On January 15, 2000, the Company entered into an agreement with Buena Vista Internet Group and Infoseek Corporation, affiliates of The Walt Disney Company, to perform joint marketing, content development and other promotional activities. An affiliate of The Walt Disney Company also purchased 1,102,400 shares of Series C convertible preferred stock in exchange for media rights valued at approximately $11 million on ABC, Inc. The approximate value of these media rights was previously reported at $11.8 million.

        On January 19, 2000 the Company's board of directors authorized, concurrent with the Company's reincorporation in Delaware, a .8 for 1 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted to reflect this split.

    Initial Public Offering of Common Stock

        On February 11, 2000 the Company completed its initial public offering of 7,500,000 shares of common stock resulting in approximately $75.3 million in net proceeds. In connection with the closing of the offering, all of the outstanding convertible preferred stock was converted into an aggregate of 17,402,940 shares of common stock.

4.  New Accounting Pronouncements

        In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000. While the Company has not completed its assessment of the impact of the adoption of SAB 101, it believes that the implementation will not have a material adverse impact on its existing revenue recognition policies.

5.  Subsequent Event

        On July 13, 2000, the Company acquired certain strategic assets and partnerships of PetStore.com, Inc., an online retailer of pet products and services. As part of the all-stock transaction, the Company issued 5,815,623 shares of its common stock and 1,143,895 shares of redeemable, non-voting, non-convertible series A preferred stock. The acquisition will be accounted for as a purchase. Also related to the above transaction, Discovery, Inc. agreed to acquire 1,430,700 shares of Pets.com stock for $3 million in cash.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

        This discussion contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section of our prospectus related to our initial public offering filed with the Securities and Exchange Commission (SEC) on February 10, 2000 pursuant to Rule 424 (b) (4) of the Securities Act of 1933 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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


OVERVIEW

        Pets.com, Inc. is the leading online retailer of pet products, integrating product sales with expert information on pets and their care. We are committed to serving pets and their owners with the best care possible through a broad product selection, expert information and superior service. We seek to address the entire pet products market, transcending the limited product selection of superstores, specialty stores and grocery stores. Our broad selection of approximately 15,000 SKUs is integrated with extensive pet-related information and resources designed to help consumers make informed purchasing decisions. We designed our Web store to provide our customers with a convenient, one-stop shopping experience that is organized to reflect how consumers think about shopping for their pets. Our Web store addresses the needs of many of the most popular pets, including dogs, cats, birds, fish, reptiles, ferrets, and other small pets. We provide quality customer service through our in-house distribution, fulfillment, customer service, and technology operations. Furthermore, we encourage participation in the pet community both through our Web store and through Pets.commitment, our charitable foundation that supports the role that pets and people play in each others' lives.

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

        We provide consumers with one-stop shopping for their pet care needs. We seek to attract and retain consumers by emphasizing the following key attributes:

        Extensive Product Selection. Our SKU count is approximately twice the number available at the largest pet superstores.

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


Results of Operations

        Because we commenced commercial operations on February 17, 1999 and have a short operating history, we believe that period-to-period comparisons are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended June 30, 2000 to the quarter ended March 31, 2000.

        The following table sets forth our unaudited quarterly statement of operations data for the three quarters ending December 31, 1999, March 31, 2000 and June 30, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the operating results for any future period.


                                                                    Quarter Ended

                                                   December 31,         March 31,           June 30,
                                                       1999               2000                2000
                                                  -------------       -------------       -------------
Net sales ..................................      $       5,168       $       7,651       $       8,764
Cost of goods sold .........................             11,570              12,515              10,513
                                                  -------------       -------------       -------------
     Gross margin ..........................             (6,402)             (4,864)             (1,749)
Operating expenses:
     Marketing and sales ...................             30,676              28,855              17,091
     Product development ...................              2,646               2,686               2,257


                                                                2,211               2,331               2,681
     General and administrative
     Amortization of stock-based compensation ....                979               1,075               1,022
                                                        -------------       -------------       -------------
          Total operating expenses ...............             36,512              34,947              23,051
                                                        -------------       -------------       -------------
Operating loss ...................................            (42,914)            (39,811)            (24,800)
Interest income, net .............................                491                 723                 741
                                                        -------------       -------------       -------------
Net loss .........................................      $     (42,423)      $     (39,088)      $     (24,059)
                                                        =============       =============       =============



        Net Sales. Net sales consist of product sales, magazine advertising sales and charges to customers for outbound shipping and handling and are net of allowances for product returns, promotional discounts and coupons. We recognize product and shipping revenues when the related product is shipped. We recognize magazine advertising revenue when editions in which the advertising appears are distributed. In the future, the level of our product sales will depend on a number of factors including, but not limited to the frequency of our customers' purchases, the quantity and mix of products, pricing of products and shipping, sales promotions and discounts, seasonality and customer returns.

        Net sales for the second quarter of 2000 were $8.8 million, a 14% increase over net sales for the first quarter of 2000 of $7.7 million. The increase in net sales was a result of the increase in our customer base and the increase in our repeat orders as a percentage of total orders. Our cumulative customer accounts increased from approximately 264,000 at the end of first quarter 2000 to approximately 443,000 customer accounts at the end of second quarter 2000, an increase of 68%. Orders from repeat customers also increased during the second quarter to more than 59% of total orders, compared to 50% for the first quarter of 2000.

        Cost of Sales and Gross Margin. Cost of sales consists primarily of the costs of products sold to customers and outbound and inbound shipping costs. We expect cost of sales to increase in absolute dollars to the extent that our sales volume increases. Promotional tools, which are included in cost of sales, include rotating discounts on product segments as well as online and offline coupons to targeted audiences. We may in the future expand or increase the coupons and discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes may negatively affect our gross margin. Our gross margin will fluctuate based on a number of factors, including, but not limited to the cost of our products, our product and shipping pricing strategy, product mix, the number and location of distribution centers from which we ship products, and inventory control. Our product margins currently range from between 25% and 30% in the aggregate. The introduction of our private label line, Pets.complete during the first quarter 2000 has had and is expected to continue to have a positive impact on our aggregate product margin over time. Gross Margin improved from negative 64% in the first quarter of 2000 to negative 20% during the second quarter of 2000. The negative gross margin improvement is primarily attributable to a decrease in our shipping costs as our second distribution center in Indianapolis reached its full load of U.S. shipping by the end of the second quarter 2000. This new warehouse has allowed us to eliminate priority shipping services and costs since we can now effectively reach the majority of the country with ground service. Improved product margin due to volume and other discounts negotiated with our product vendors also contributed to the gross margin improvement.

        Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution expenses, supplies, payroll and related expenses for personnel engaged in marketing, merchandising, business development and customer service and distribution expenses. Marketing and sales expenses decreased from $28.9 million in the first quarter of 2000 to $17.1 in the second quarter 2000. The decrease was due to a decrease in expenses associated with advertising media and promotional costs and a decrease in distribution costs associated with the increased shipping load from our Indianapolis distribution center. We intend to continue to pursue our branding and marketing campaign. Marketing and sales expenses may vary considerably as a percentage of net revenues from quarter to quarter, depending on the timing of our advertising campaigns and our response to competitive developments in our market.

        Product Development Expenses. Product development expenses consist primarily of payroll and related expenses for our Web store development, systems personnel, consultants, content and other Web store costs. Product development decreased from $2.7 million in the first quarter of 2000 to $2.3 million in the second quarter of 2000. The decrease was due to a general decrease in development costs as internal systems were completed and brought out of the development stage. Over the next several months, we plan to continue to staff a significant number of development projects that will result in increased product development expenses. We believe that continued investment in product development is critical to attaining our strategic objectives and maintaining our competitive position in our market and, as a result, we expect product development expenses to increase or remain consistent, but to fluctuate as a percentage of net revenue from quarter to quarter.

        General and Administrative Expenses. General and administrative expenses consist of payroll and related expenses for development, design, production, finance, human resources, executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased from $2.3 million in the first quarter of 2000 to $2.7 million in the second quarter of 2000. The increase was primarily due to increased expenses associated with the relocation of the Company's headquarters to a new larger facility as well as the expenses associated with Company's requirements as a public company. We expect general and administrative expenses to increase or remain consistent in the future as we expand our staff and incur additional costs related to the anticipated growth of our business and our status as a public company. However, we expect such expenses to fluctuate as a percentage of net revenue from quarter to quarter.

        Amortization of Stock-Based Compensation. Amortization of stock-based compensation decreased from $1.1 million in the first quarter of 2000 to $1.0 million in the first quarter of 2000. The decrease was due to the forfeiture of stock options by terminated employees. The amount of stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

        Interest Income, net. Interest income represents earnings on our cash and cash equivalents net of interest expense associated with capital lease obligations. Interest income was at $0.7 million in the second quarter of 2000 and the first quarter of 2000.

        Income Taxes. There was no provision or benefit for income taxes for any period since inception due to our operating losses. We have not recognized any benefit from the future use of loss carryforwards for any period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited pursuant to tax regulations applicable to certain circumstances, including in the event that we experience a cumulative stock ownership change of more than 50% over a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to our initial public offering, we financed our operations primarily through private sales of convertible notes payable and preferred stock, which, yielded net cash proceeds of $109.2 million. In February 2000, we completed our initial public offering and issued 7,500,000 shares of common stock at an initial public offering price of $11.00 per share. In connection with our initial public offering, we received approximately $75.3 million in net cash proceeds.

        We have incurred net losses of $124.9 million from inception to June 30, 2000. We believe that we will continue to incur net losses for the foreseeable future and that the rate at which we will incur such losses could increase from current levels.

        The net cash used in operating activities of $54.6 million in the first six months of 2000 primarily reflected the net loss for the period of $63.1 million.

        Net cash used in investing activities was $13.5 million for the first six months of 2000. Net cash used in investing activities primarily consisted of leasehold improvements and purchases of equipment and systems, including computer equipment, warehouse handling equipment and fixtures and furniture. The Company also made an equity investment in Petspark, Ltd., an U.K.-based online pet retailer, of $2.0 million.

        Net cash used in financing activities was $75.1 million for the first six months of 2000 and consisted primarily of the Company's initial public offering in February 2000.

        As of June 30, 2000 we had $37.2 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital and operating leases aggregating approximately $2.7 million through June 30, 2000. In April 2000 we invested $1.2 million in Petspark, Ltd. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In the second quarter 2000 we entered into a lease of a 40,000 square foot facility in San Francisco that allows for continued expansion of our staff. We incurred leasehold improvement capital expenditures of approximately $2.3 million through the second quarter of 2000 to prepare the facility for occupancy. For 2000, we anticipate our total capital expenditures will be at least $15 million, which will include substantial expenditures toward technology and systems upgrades to support our distribution centers and increases in our business volume.

        We believe that our existing cash and cash equivalents, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures into the first quarter of 2001, and we expect we will be required to raise additional funds at such time. In addition, we may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. Furthermore, because of the low trading price of our common stock, the number of shares of new equity or equity related securities that we may be required to issue may be greater than it otherwise would be. As a result, our stockholders may experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of our company. We cannot, however, be certain that additional financing will be available to us on acceptable terms when required, or at all. If this additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy.


RISK FACTORS

        The following is a discussion of additional factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock is cautioned to carefully consider these factors, along with the factors discussed in our Registration Statement on Form S-1 (File No. 333-92433) and our periodic reports filed pursuant to the Exchange Act.

WE ONLY BEGAN SELLING OUR PRODUCTS IN FEBRUARY 1999 AND WE OPERATE IN A NEW AND RAPIDLY EVOLVING MARKET, WHICH MAKES IT DIFFICULT FOR INVESTORS TO DETERMINE WHETHER WE WILL ACCOMPLISH OUR OBJECTIVES.

        Because we were formed in February 1999, we have a limited operating history on which investors and securities analysts can base an evaluation of our business and prospects. We have limited insight into trends that may emerge and affect our business. Accordingly, you must consider the risks and difficulties we face as an early stage company with limited operating history in a new and rapidly evolving market. We cannot be certain that our business strategy will be successful.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT SIGNIFICANT INCREASES IN OUR COSTS AND EXPENSES TO RESULT IN CONTINUING LOSSES FOR AT LEAST THE NEXT SEVERAL YEARS.

        We incurred net losses of $63.1 million for the six-month period ended June 30, 2000 and cumulative losses of $124.9 million from our inception through June 30, 2000. We have not achieved profitability. We only began selling products in February 1999. We cannot be certain that we will obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating and net losses for at least the next several years. We intend to increase our costs and expenses substantially as we:

        - Open additional distribution centers and expand our existing distribution centers;

        -   Provide shipping below our actual costs to attract customers;

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

WE MAY NOT SUCCEED IN ESTABLISHING THE PETS.COM BRAND, WHICH WOULD ADVERSELY AFFECT CUSTOMER ACCEPTANCE AND OUR REVENUES.

        Due to the early stage and competitive nature of the online market for pet products, information and services, if we do not establish our brand quickly, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand, we will incur substantial expense in our advertising efforts on television, radio, magazines and other forms of traditional media, along with advertising on Web sites that we believe our customers are likely to visit. We will also incur substantial expense in our efforts to enter into strategic alliances with, including making investments in, online and more traditional companies that we believe will promote our brand and drive customers to our Web store. To provide a high quality customer experience, we will also need to spend money to attract and train customer service personnel. We also will incur substantial expenses to develop content to help build our brand and attract customers to our Web store. If these brand promotion activities do not yield increased revenues, we will incur additional losses. Beginning in the first half of 2000, we introduced a line of private label pet products. We may not achieve consumer acceptance of these products. Further, we may be forced to incur higher expenses in order to produce or market our private label product lines, which could negatively affect our financial condition or operating results.

INCREASING OUR PRODUCT DISTRIBUTION CAPACITY IS AN IMPORTANT PART OF OUR BUSINESS STRATEGY AND WILL REQUIRE SIGNIFICANT INVESTMENTS IN CASH AND MANAGEMENT RESOURCES. IF WE DO NOT SUCCESSFULLY BUILD ADDITIONAL DISTRIBUTION CENTERS, WE WILL FACE DIFFICULTIES IN INCREASING OUR REVENUES AND WE MAY LOSE CUSTOMERS TO OUR COMPETITORS.

        We currently have two distribution centers -- one in Union City, California that has a satellite operation in Hayward, California, and a second center in Indianapolis, Indiana. We expect to begin operating a third distribution center within the next twenty-one months. Our success depends on our ability to build additional distribution centers to accommodate increases in customer demand, reduce our shipping costs, reduce shipping times to customers, provide for a large product selection and increase our gross margins. If we do not successfully build additional distribution centers in time to accommodate increases in customer demand, we may not be able to increase our revenues and we may lose customers to our competitors. Opening additional distribution centers will require significant capital investments in facilities and equipment, will require us to hire and train a significant number of new employees, and could divert management attention from other issues. We have invested an additional $1.3 million in facilities and equipment during the second quarter of 2000 in connection with the recent opening of our Indianapolis distribution center. For additional information relating to the risks we may face in obtaining additional financing, see "We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business could fail."

SINCE WE CURRENTLY OPERATE ONLY TWO DISTRIBUTION CENTERS LOCATED IN THE SAN FRANCISCO BAY AREA AND THE INDIANAPOLIS AREA, WE ARE SUSCEPTIBLE TO THE RISK OF DAMAGE TO OUR DISTRIBUTION CENTERS.

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

        - Our expenses will also fluctuate depending on the timing and nature of expansion of our distribution center; and our ability to achieve efficiencies and lower shipping costs as a result of this expansion;

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

        Because of our limited operating history and the nascent stage of the business to consumer retailing market, we have insufficient financial data on which to forecast our revenues and operating expenses. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses. The volume and timing of orders of pet products on our Web store are difficult to predict because the online market for such products is in its infancy. Due to the limited operating history of our Web store, we do not have a material amount of repeat business from regular customers. Because our Web store is designed to encourage repeat business and we do not yet have sufficient historical data on how successful this strategy will be, we cannot currently forecast revenue from regular customers or overall anticipated revenue trends. Furthermore, as a result of our limited operating history, it is difficult to predict the volatility associated with the nature and timing of special promotional offers, such as reducing the price on selected products, providing redeemable coupons to customers, or offering shipping below our actual costs, and our advertising efforts. For example, our revenues may decrease significantly after a promotional offer has expired or prior to an expected offer. In addition, our advertising expenses may be disproportionately higher than our anticipated revenues from these advertising efforts.

WE WILL NEED TO RAISE ADDITIONAL FUNDS AND THESE FUNDS MAY NOT BE AVAILABLE TO US WHEN WE NEED THEM. IF WE CANNOT RAISE ADDITIONAL FUNDS WHEN WE NEED THEM, OUR BUSINESS COULD FAIL.

        Based on our current projections, we will need to raise funds in the first quarter of 2001 through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If this additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company. Any of these actions could cause our stock price to fall.

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

WE DEPEND ON OUR ADVERTISING AGREEMENT WITH AMAZON.COM TO ATTRACT CUSTOMERS TO OUR WEB STORE AND BUILD OUR BRAND. IN THE EVENT OUR ADVERTISING AGREEMENT WITH AMAZON.COM WAS TO TERMINATE, WE COULD FACE SIGNIFICANTLY HIGHER COSTS AND SIGNIFICANTLY MORE DIFFICULTY IN ATTRACTING CUSTOMERS.

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

        Since our inception, Amazon.com has provided us with free informal consulting assistance relating to the operation of our business. During this time, Amazon.com has also provided us with assistance in negotiating with vendors who also do business with Amazon.com. This assistance has allowed us to incur significantly lower operational expenses than we could otherwise have achieved at our early stage of development. Amazon.com has provided these services to us because of Amazon.com's significant equity stake in us. Amazon.com, however, is under no contractual obligation to continue to provide this advice and support. While Amazon.com owned approximately 25.0% of our capital stock as of August 1, 2000, we cannot be certain that Amazon.com will continue to provide, or provide at all, the level of consulting advice and support that Amazon.com has provided to us in the past. If we are unable to maintain our relationship with Amazon.com, we would lose access to important operational and strategic expertise, which could harm our business.

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

        We have rapidly and significantly expanded our operations, and anticipate that we will continue to expand. From March 31, 1999 to September 30, 1999 to December 31, 1999 to March 31, 2000 to June 30, 2000 we grew from 4 to 123 to 270 to 279 to 320 employees, respectively. We currently have two distribution centers, and expect to begin operating a third distribution center within the next twenty-one months. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We will not be able to implement our business strategy unless we are able to effectively manage this strain on our systems and resources. We will not be able to increase revenues unless we continue to improve our transaction-processing, operational, financial and managerial controls, reporting systems and procedures, expand, train, supervise and manage our work force, and manage multiple relationships with third parties.

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

        - Discovery.com, with whom as of August 1, 2000, as a result of our acquisition of key assets of Petstore.com, we have entered into an agreement that will enable us to promote our brand through Discovery Communications' media network, as well as through the online channel of Discovery.com;

        - Safeway,Inc., with whom as of August 1, 2000, also as a result of our acquisition of key assets of Petstore.com, we have entered into an agreement that will allow us to conduct marketing and promotional activities including certain in-store programs within Safeway's approximately 1,500 U.S. retail locations; and

        - Other pets-related Web sites and portals, and other Web sites that can drive customer traffic to our Web store.

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

        We believe we may face a significant competitive challenge from our competitors forming alliances with each other. For instance, Petopia, Inc. is owned in part by Petco Animal Supplies, Inc., and PetsMart.com, Inc. is owned in part by PetsMart, Inc. The combined resources of these alliances could pose a significant competitive challenge to Pets.com. These relationships may enable these online stores to achieve greater brand recognition, particularly in the case of PetsMart.com, Inc., by leveraging the better established brand awareness of their pet retail store partner. These relationships may also enable these online stores to negotiate better pricing and other terms from suppliers by aggregating their demand for products and negotiating volume discounts. Our inability to partner with a major pet store chain could be a major competitive disadvantage to us.

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

        As of June 30, 2000, we have conducted no international operations aside from shipping product to customers in Canada, but we have made a $2.0 million investment in PetsPark, Ltd., an U.K.-based company that intends to sell pet products online. We may in the future build local versions of our Web store for foreign companies or expand our international operations through acquisitions or alliances with third parties. Our expansion plans will require management attention and resources and may be unsuccessful. We have no experience in selling our products to conform to local cultures, standards and policies. We may have to compete with local companies that understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it will be necessary to locate physical facilities, such as server computers and distribution centers in the foreign market. We do not have experience establishing such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed. Furthermore, once we expand internationally we expect to incur net losses in developing foreign markets for the foreseeable future.

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

        We currently hold the Internet domain name "pets.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names in all of the countries in which we conduct business that utilize the term "pets" or "pets.com." We are aware that other entities have already registered domain names utilizing the term "pets" or "pets.com." For example, other entities have registered in the United States the following domain names: pets-.com, pet-s.com, p-e-t-s.net and pets.net. If we are unable to purchase these names from these entities on commercially reasonable terms or in the event we were to otherwise lose the ability to use a domain name in a particular country, we would be forced to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging.

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


AMAZON.COM AND OUR CURRENT OFFICERS AND DIRECTORS HOLD VOTING CONTROL OF OUR CAPITAL STOCK AND THEREFORE ARE ABLE TO DECIDE ALL MATTERS REQUIRING APPROVAL OF OUR STOCKHOLDERS, WHICH COULD DISCOURAGE AN

ACQUISITION OF US OR MAKE REMOVAL OF INCUMBENT MANAGEMENT MORE DIFFICULT.

        As of August 1, 2000, Amazon.com beneficially owned approximately 25.0% of our outstanding capital stock and Mark Britto, Amazon.com's Vice President of Strategic Alliances is a member of our Board of Directors. Therefore, Amazon.com is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Amazon.com's substantial equity stake in us could also make us a much less attractive acquisition candidate to potential acquirors, because Amazon.com would be able to block the acquisition by acting in concert with only a small number of other stockholders. In addition, Amazon.com has sufficient votes to prevent the tax-free treatment of an acquisition. Moreover, as of August 1, 2000 our executive officers, directors and entities affiliated with them, including Amazon.com, in the aggregate, beneficially owned approximately 49.5% of our outstanding capital stock. These stockholders, if acting together, would be able to decide all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

OUR SALES COULD BE NEGATIVELY AFFECTED IF WE ARE REQUIRED TO CHARGE TAXES ON PURCHASES.

        We do not collect sales or other similar taxes in respect of goods sold by Pets.com, except from purchasers located in California and Indiana. However, one or more states or the federal government may seek to impose sales tax collection obligations on out-of-state companies, such as Pets.com, which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. In 1998, the U.S.

federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a three-year period, ending on October 1, 2001. This tax moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our Web store could harm our business. In addition, a number of trade groups and government entities have publicly stated their objections to this tax moratorium and have argued for its repeal. The Federal Advisory Commission on Electronic Commerce is in the process of evaluating these issues. It has sent to Congress a report that contains numerous substantive suggestions for Congressional action, including but not limited to: extending the current moratorium on taxation on electronic commerce for five years; permanently banning taxation on internet access; and, radically simplifying the state and local sales and use tax system. There can be no assurance that future laws will not impose taxes or other regulations on Internet commerce, or that the three-year moratorium will not be repealed, or that it will be renewed when it expires, any of which events could substantially impair the growth of electronic commerce.

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

        WE RELY ON UNITED PARCEL SERVICE FOR PRODUCT SHIPMENTS TO US AND OUR CUSTOMERS, AND COULD LOSE CUSTOMERS IF IT DOES NOT ADEQUATELY SERVE OUR NEEDS.

        We rely on United Parcel Service, which currently delivers approximately 99% of our product shipments, including shipments to and from our distribution facility. We are therefore subject to the risks, including employee strikes and inclement weather, associated with its ability to provide delivery services to meet our shipping needs. In addition, we do not have a written agreement with United Parcel Service and have no way of ensuring that it will continue to deliver our product shipments. The U.S. Postal Service and Federal Express currently deliver the remaining balance of our product shipments. In the event of the unsatisfactory performance of United Parcel Service, we may need to shift shipments to these and other carriers. While we have the ability to switch carriers, there are only a few national ground-based carriers that we do not already employ and any change in third-party carriers could increase our shipping costs or result in a delay in shipment of products to our customers for a period of time. Failure to deliver products to our customers in a timely manner would damage our reputation and brand.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD WHICH COULD REDUCE OUR COLLECTIONS AND HARM OUR BUSINESS BECAUSE WE ARE UNABLE TO OBTAIN SIGNATURES FROM OUR CUSTOMERS WHEN WE PROCESS ORDERS ONLINE.

        A failure to adequately control fraudulent credit card transactions would harm our net sales and results of operations because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. Although we have experienced almost no losses from credit card fraud, we face the risk of significant losses from this fraud as our sales increase. Our failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business.

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

OUR STOCK PRICE IS SUBJECT TO FLUCTUATION, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

        Although our initial public offering price was determined based on several factors, the market price for our common stock has and will continue to vary from the initial offering price. This could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

A TOTAL OF 29,004,255 SHARES, OR 79.5%, OF OUR TOTAL OUTSTANDING SHARES ARE RESTRICTED FROM IMMEDIATE RESALE, BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

        Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. After our initial public offering, we had outstanding 29,544,737 shares of common stock. This includes 7,500,000 shares that we sold in the offering, which were eligible for immediate resale in the public market. The remaining 22,044,737 shares will become eligible for resale in the public market at various times between now and January 18, 2001. Additionally, on July 13, 2000, in connection with our acquisition of certain strategic assets and partnerships of PetStore.com, Inc., we issued 5,815,623 shares of common stock and 1,143,895 shares of redeemable, non-voting, non-convertible series A preferred stock. This recently issued common stock will not be eligible for resale until July, 2001, unless earlier registered with the Securities and Exchange Commission. The holder of 5,243,752 shares of common stock of the foregoing has been granted registration rights with respect to such shares at such time as we become eligible to register the shares on a registration statement on Form S-3. That will occur in February, 2001. The series A preferred stock cannot be converted to common stock without the approval of a majority of our stockholders at our next annual meeting in 2001. Once converted, such shares are also eligible for resale beginning in July, 2001. However, the holder of 286,805 shares of common stock of the foregoing and the series A preferred stock has been granted piggyback registration rights with respect to such shares, which rights could conceivably be invoked prior to July 2001.

STOCKHOLDERS INCUR SUBSTANTIAL DILUTION AS A RESULT OF THE EXERCISE OF PRIOR STOCK OPTION GRANTS.

        We have issued option to acquire common stock at prices significantly below our initial public offering price. Assuming that outstanding options are exercised in full, there would be dilution to investors who purchased out stock either in connection with or subsequent to our initial public offering.


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

                           PART II--OTHER INFORMATION


Item 1. Legal Proceedings.

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

(b) On September 21, 1999 Biolink L.L.C. dba ERI International sued us in Los Angeles County Superior Court for breach of contract, anticipatory breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud arising out of a contract entered into for the shipment of live fish. ERI International has stated four causes of action, three seeking damages in the aggregate in excess of $500,000. We answered and asserted affirmative defenses to the complaint. By order dated June 8, 2000, the court denied plaintiff's motion for summary adjudication.

(c) On April 24, 2000, a former employee filed a complaint against us in the Superior Court of the State of California for the City and County of San Francisco alleging, in connection with her employment and subsequent resignation from Pets.com, breach of contract, breach of the covenant of good faith and fair dealing, fraud, defamation, and misappropriation of trade secrets. We believe we have meritorious defenses against all of the claims and intend to vigorously defend against them.

Item 2. Changes in Securities and Use of Proceeds.

(A) On January 25, 2000, we effected a .8 for 1 reverse stock split and reincorporated from California to Delaware. Consequently, each outstanding share of capital stock outstanding prior to this event was reconstituted as .8 of a share, and each shareholder of the prior California corporation became the holder of an equivalent number of shares of capital stock of the successor Delaware corporation.

(B)     Not applicable.

(C) Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

        (a) Securities Sold.

                (i) Between April 1, 2000 and June 30, 2000, we granted options to purchase an aggregate of 701,500 shares of our common stock to a total of 25 employees under our 1999 Stock Plan and options to purchase an aggregate of 347,700 shares of our common stock to a total of 87 employees under our 2000 Non-Statutory Stock Option Plan.

               (ii) Between April 1, 2000 and June 30, 2000, we issued and sold 7,700 shares of Common Stock to two (2) individuals pursuant to the exercise of outstanding stock options all at a weighted average exercise price of $0.45 per share.

        (b) Underwriters and Other Purchasers.

        There were no underwriters for the transactions set forth in (a) (i) and (ii) above.

        (c) The shares referenced in item (a) (ii) above that were sold pursuant to the exercise of stock options were sold at an average weighted exercise price of $0.45, for total proceeds of approximately $3,469.

        (d) The sales referenced in items (a)(i) and (ii) above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and the securities issued in connection therewith were subsequently registered with the Securities and Exchange Commission on a registration statement on Form S-8 filed on July 28, 2000 (file number 333-42410).

        (e) Terms of Conversion or Exercise.  Not applicable.

        (f) Use of Proceeds from sale of Registered Securities

        On February 16, 2000, the Company closed its initial public offering of its Common Stock, $0.00125 par value. The managing underwriters in the offering were Merrill Lynch & Co., Bear Stearns & Co. Inc., Thomas Weisel Partners LLC, and Warburg Dillon Read LLC (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Act on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-92433) that was declared effective by the SEC on February 11, 2000. The offering commenced on February 11, 2000, on which date 7,500,000 shares of Common Stock registered under the Registration Statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered and sold was $82,500,000. In connection with the offering, the Company paid an aggregate of $5,775,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to the Company were approximately $75.3 million after deducting estimated offering expenses of $1.4 million.

        We currently use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we have used a portion and may continue to use a portion of the net proceeds for further development of our distribution capabilities and programs to expand our customer base. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, persons owning 10% or more of any class of equity securities of Pets.com, or an affiliate of Pets.com.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.    The following exhibits are attached hereto:

               EXHIBIT
               NUMBER

               10.2.3*   2000 Non-Statutory Stock Option Plan.

               10.42     Change of Control Agreement with Paul G. Manca dated March 17, 2000.

               10.43     Form of Key Employee Retention Agreement with the Company's Chief Executive
                         Officer and the Company's President.

               10.44     Form of Key Employee Retention Agreement with each of the Company's Vice
                         Presidents.

               10.45     Loan Agreement with Ralph Lewis dated May 1, 2000, together with Promissory Note.

               27.1      Financial Data Schedule.

               ------------------
               * Incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission on July 28, 2000 (File No. 333-42410).

        b. The Company filed the following reports on Form 8-K during the quarter ended June 30, 2000: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PETS.COM, INC.

                                  By: /s/ PAUL MANCA
                                      ------------------------------------------
                                      PAUL MANCA
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)


 Date: August 11, 2000

                                INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------
   10.2.3*        2000 Non-Statutory Stock Option Plan.

   10.42          Change of Control Agreement with Paul G. Manca dated March
                  17, 2000.

   10.43          Form of Key Employee Retention Agreement with the Company's
                  Chief Executive Officer and the Company's President.

   10.44          Form of Key Employees Retention Agreement with each of the
                  Company's Vice Presidents.

   10.45 Loan Agreement with Ralph Lewis dated May 1, 2000, together with Promissory Note

   27.1           Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission on July 28, 2000 (File No. 333-42410).