Form 10-Q
period 2000-09-30
PETS COM INC
filed 2000-11-14
CIK 1100683

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

                             Commission File Number
                                   000- 29387

                                 PETS.COM, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                 95-4730753
 (State or other jurisdiction                      (IRS Employer
of incorporation or organization)               Identification Number)

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


The number of shares of common stock, $.00125 par value, outstanding on September 30, 2000 was 34,659,768.

                                 PETS.COM, INC.

                                    CONTENTS


                                                                                                        PAGE NO.
                                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited) .................................................       3.
        Condensed Balance Sheets as of September 30, 2000 and December 31, 1999 ....................       3.
        Condensed Statements of Operations for the three and nine month periods ended
        September 30, 2000 and 1999 ................................................................       4.
        Condensed Statements of Cash Flows for the nine month periods ended
        September 30, 2000 and 1999 ................................................................       5.
        Notes to Condensed Financial Statements ....................................................       6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......      10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk .................................      16.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................      16.

Item 2. Changes in Securities and Use of Proceeds ..................................................      17.

Item 3. Defaults upon Senior Securities ............................................................      17.

Item 4. Submission of Matters to a Vote of Security Holders ........................................      17.

Item 5. Other Information ..........................................................................      17.

Item 6. Exhibits and Reports on Form 8K ............................................................      18.


SIGNATURES .........................................................................................      19.

PART I  --   FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                                 PETS.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                             September 30,    December 31,
                                                                 2000            1999
                                                             ------------     -----------
                                                             (unaudited)      (See Note 6)
ASSETS
Current assets:
   Cash and cash equivalents ............................      $  23,065       $  30,196
   Inventories ..........................................          7,766           6,756
   Prepaid advertising expenses .........................         18,268           7,223
   Other prepaid expenses and current assets ............          2,147             999
                                                               ---------       ---------
Total current assets ....................................         51,246          45,174
Certificate of deposit ..................................          1,007             845
Fixed assets, net .......................................         19,630          11,327
Intangible assets, net ..................................            305             399
Other assets ............................................          5,858           2,565
                                                               ---------       ---------
Total assets ............................................      $  78,046       $  60,310
                                                               =========       =========
LIABILITIES & STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable .....................................      $   4,738       $   6,563
   Accrued expenses .....................................          3,004           2,137
   Payable to related parties ...........................          1,210             370
   Capital lease obligations ............................             82              16
                                                               ---------       ---------
Total current liabilities ...............................          9,034           9,086
Capital lease obligations, long term ....................            719             104
Stockholders' equity:
   Convertible preferred stock ..........................              1              20
   Common stock .........................................             43               6
   Additional paid-in capital ...........................        225,461         128,442
   Accumulated deficit ..................................       (146,648)        (61,778)
   Stockholder note receivable ..........................             --            (188)
   Deferred stock-based compensation ....................        (10,564)        (15,382)
                                                               ---------       ---------
    Total stockholders' equity ..........................         68,293          51,120
                                                               ---------       ---------
Total liabilities and stockholders' equity ..............      $  78,046       $  60,310
                                                               =========       =========


See accompanying notes to condensed financial statements

                                 PETS.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          -----------------------       -----------------------
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Net sales ..........................................      $  9,365       $    568       $ 25,780       $    619
Cost of goods sold .................................         9,642         (1,766)        32,670         (1,842)
                                                          --------       --------       --------       --------
     Gross margin ..................................          (277)        (1,198)        (6,890)        (1,223)
Operating expenses:
     Marketing and sales ...........................        14,709         10,693         60,654         11,815
     Product development ...........................         2,268          2,194          7,211          3,835
     General and administrative ....................         3,843          1,205          8,855          2,043
     Amortization of stock-based compensation ......         1,040          1,139          3,136          1,139
                                                          --------       --------       --------       --------
          Total operating expenses .................        21,860         15,231         79,856         18,832
                                                          --------       --------       --------       --------
Operating loss .....................................       (22,137)       (16,429)       (86,746)       (20,055)
Interest income, net ...............................           393            577          1,857            700
Other income .......................................            19             --             19             --
                                                          --------       --------       --------       --------
Net loss ...........................................      $(21,725)      $(15,852)      $(84,870)      $(19,355)
                                                          ========       ========       ========       ========

Basic and diluted net loss per share ...............      $  (0.68)      $ (10.91)      $  (3.38)      $ (10.84)
                                                          ========       ========       ========       ========
Weighted average shares outstanding used to
 compute basic and diluted net loss per share ......        31,985          1,453         25,102          1,786
                                                          ========       ========       ========       ========


            See accompanying notes to condensed financial statements.

                                 PETS.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        -----------------------
                                                                                          2000           1999
                                                                                        --------       --------
Operating Activities:
Net loss .........................................................................      $(84,870)      $(19,355)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................................         3,911            319
     Gain on disposal of fixed assets ............................................           (19)            --
     Common stock and preferred stock issued for intellectual property ...........            --            416
     Amortization of deferred stock-based compensation ...........................         3,136          1,139
     Marketing and sales .........................................................         2,925             --
     Changes in:
                                                                                            (910)        (1,872)
Inventories
          Prepaid advertising expenses ...........................................         7,223         (2,214)
          Other prepaid expenses and current assets ..............................        (1,148)          (411)
          Certificates of deposit ................................................          (162)          (150)
          Other assets ...........................................................           130           (272)
          Accounts payable, accrued expenses and other ...........................          (817)         5,815
                                                                                        --------       --------
Net cash used in operating activities ............................................       (70,601)       (16,585)

Investing Activities:
Purchase of fixed assets .........................................................       (10,979)        (7,568)
Strategic debt and equity investments ............................................        (3,423)            --
                                                                                        --------       --------
Net cash used in investing activities ............................................       (14,402)        (7,568)

Financing Activities:
Proceeds from exercise of stock options ..........................................           120            388
Repurchase of stock options exercised ............................................          (149)            --
Proceeds from issuances of preferred stock .......................................         2,480         59,982
Proceeds from issuances of common stock ..........................................        75,862             14
Repayments on capital lease ......................................................          (441)            --
                                                                                        --------       --------
Net cash provided by financing activities ........................................        77,872         60,384
                                                                                        --------       --------
Net increase/(decrease) in cash and cash equivalents .............................        (7,131)        36,231
Cash and equivalents at beginning of period ......................................        30,196             --
                                                                                        --------       --------
Cash and equivalents at end of period ............................................      $ 23,065       $ 36,231
                                                                                        ========       ========

Supplemental Cash Flow Information:
   Property and equipment acquired under capital lease obligations ...............      $  1,122       $     --
    Issuance of preferred stock for media advertising ............................      $ 11,024       $     --
    Issuance of common stock for acquisition of Petstore.com assets ..............      $  9,569       $     --



            See accompanying notes to condensed financial statements.

                                 PETS.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Basis of Presentation

               The accompanying unaudited financial statements of Pets.com, Inc., (the "Company"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Prospectus, dated February 10, 2000 filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year

               On November 4, 2000 the board of directors of the Company approved the orderly wind down and cessation of the Company's operations (See
Note 6). The accompanying unaudited financial statements do not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to the Company's subsequent decision to cease operations.

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

               The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                   (unaudited)
                    (in thousands, except for per share data)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                  -----------------------       -----------------------
                                                                    2000           1999           2000           1999
                                                                  --------       --------       --------       --------
Numerator:
      Net loss .............................................      $(21,725)      $(15,852)      $(84,870)      $(19,355)
                                                                  ========       ========       ========       ========
Denominator:
       Weighted average common shares outstanding ..........        33,880          5,012         26,997          3,796
        Less weighted average common shares issued
             subject to repurchase agreements ..............        (1,895)        (3,559)        (1,895)        (2,010)
                                                                  --------       --------       --------       --------
         Denominator for basis and diluted calculation .....        31,985          1,453         25,102          1,786
                                                                  ========       ========       ========       ========
Net loss per share:
      Basic and diluted ....................................      $   (.68)      $ (10.91)      $  (3.38)      $ (10.84)
                                                                  ========       ========       ========       ========

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

5.      Acquisition

               On July 13, 2000, the Company acquired certain strategic assets and partnerships of Petstore.com, Inc., an online retailer of pet products and services. As part of the transaction, the Company issued 5,243,752 shares of common stock. The acquisition is accounted for as a purchase. Also related to the above transaction, Discovery, Inc. agreed to acquire 1,430,700 shares of Pets.com stock for $3 million in cash.

The unaudited pro forma results of operations assuming consummation of the acquisition as of January 1, 2000 are as follows:

                                                          2000
                                                        --------
Revenues .........................................      $  30,165
Net loss .........................................      $(120,429)

Basic and diluted net loss per common share ......      $   (4.80)


6.      Subsequent Event

               On November 4, 2000, the Board of Directors of the Company unanimously approved the orderly wind down of its operations to include the layoff of approximately 255 of its 320 employees which was completed on November 7, 2000, the closure of its web site effective November 10, 2000, the ceasing of all sales transactions effective November 10, 2000, the acceleration of the vesting of all outstanding stock options under the Company's 1999 Stock Plan and undertaking the efforts to sell the majority of its assets, including inventory, distribution center equipment, URLs, content and its Sock Puppet brand icon and other intellectual property. The Board of Director's decision was reached after no viable offers to acquire or fund capital into the Company were received. The decision came after a lengthy and exhaustive effort to both raise capital, dating back to early summer, or more recently, to sell the Company outright. Merrill Lynch was engaged to assist the Company in its efforts and assisted in contacting more than 50 domestic and international strategic and financial prospects on its behalf. The Company worked to examine all options. In the end, however, the result of these efforts was insufficient as no party was prepared to provide capital or acquire the Company. In fact, out of the more than 50 prospects contacted, fewer than 8 were even prepared to visit with the Company. The Company has concluded that the orderly wind down of the Company is the course of action that most likely offers the highest return to stockholders and that to continue the operation of the business at this time would reduce assets and cash that may ultimately be returned to the stockholders. We expect to proceed with the dissolution of the Company unless we receive a credible offer to purchase the Company. The Company may not be able to find qualified buyers for its assets at prices necessary to generate cash to satisfy its current and future obligations. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, the Company may not be able to negotiate the orderly wind down of its obligations to creditors. These include, without limitation, long term contractual payment and performance obligations associated with the Company's building and facilities leases, business agreements with third parties, and agreements with vendors and shipping services. As a result of these and other risks, the Company may not be able to generate meaningful cash, or any cash, which could be returned to its stockholders, and the timing of any distribution is uncertain at this time.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

               This discussion contains forward-looking statements. These statements relate to future events or our future financial performance including, by way of example, statements concerning the effective liquidation of the company's assets, the orderly wind down of the company, the settlement of all creditor and other claims against the company, or the distribution of any cash or other assets to stockholders. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section our prospectus related to our initial public offering filed with the Securities and Exchange Commission (SEC) on February 10, 2000 (File No. 333-92433), and from time to time, in our periodic reports filed with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

               Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, the effective liquidation of the company's assets, the orderly wind down of the company, the settlement of all creditor and other claims against the company, or the distribution of any cash or other assets to stockholders levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.


OVERVIEW

               On November 4, 2000, the Board of Directors of the Company unanimously approved the orderly wind down of its operations to include the layoff of approximately 255 of its 320 employees which was completed on November 7, 2000, the closure of its web site effective November 10, 2000, the ceasing of all sales transactions effective November 10, 2000, the acceleration of the lapse of the company's repurchase right with regard to the common stock held by employees of the company as of November 7, 2000, and undertaking the efforts to sell the majority of its assets, including inventory, distribution center equipment, URLs, content and its Sock Puppet brand icon and other intellectual property. The Board of Director's decision was reached after no viable offers to acquire or fund capital into the Company were received. The decision came after a lengthy and exhaustive effort to both raise capital, dating back to early summer, or more recently, to sell the Company outright. Merrill Lynch was engaged to assist the Company in its efforts and assisted in contacting more than 50 domestic and international strategic and financial prospects on its behalf. The Company worked to examine all options. In the end, however, the result of these efforts was insufficient as no party was prepared to provide capital or acquire the Company. In fact, out of the more than 50 prospects contacted, fewer than 8 were even prepared to visit with the Company. The Company has concluded that the orderly wind down of the Company is the course of action that most likely offers the highest return to stockholders and that to continue the operation of the business at this time would reduce the assets and cash that may ultimately be returned to the stockholders. We expect to proceed with the dissolution of the Company unless we receive a credible offer to purchase the Company. The Company may not be able to find qualified buyers for its assets at prices necessary to generate cash to satisfy its current and future obligations. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, the Company may not be able to negotiate the orderly wind down of its obligations to creditors. These include, without limitation, long term contractual payment and performance obligations associated with the Company's building and facilities leases, business agreements with third parties, and agreements with vendors and shipping services. As a result of these and other risks, the Company may not be able to generate meaningful cash, or any cash, which could be returned to its stockholders, and the timing of any distribution is uncertain at this time.

Results of Operations

               Because we commenced commercial operations on February 17, 1999 and had a short operating history, we believe that period-to-period comparisons are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended September 30, 2000 to the quarter ended June 30, 2000.

               On November 10, 2000, we ceased all sales transactions, closed our website, and commenced the wind down of our business.

               The following table sets forth our unaudited quarterly statement of operations data for the three months ending September 30, 2000 and the three months ending June 30, 2000. This unaudited periodic information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles.

                                                             Three Months Ended
                                                          -----------------------
                                                        September 30,    June 30,
                                                            2000           2000
                                                          --------       --------
Net Sales ..........................................      $  9,365       $  8,764
Cost of goods sold .................................         9,642         10,513
                                                          --------       --------
     Gross margin ..................................          (277)        (1,749)
Operating expenses:
     Marketing and sales ...........................        14,709         17,091
     Product development ...........................         2,268          2,257
     General and administrative ....................         3,843          2,681
     Amortization of stock-based compensation ......         1,040          1,022
                                                          --------       --------
          Total operating expenses .................        21,860         23,051
                                                          --------       --------
Operating loss .....................................       (22,137)       (24,800)
Interest income, net ...............................           393            741
Other income/expense ...............................            19             --
                                                          --------       --------
Net loss ...........................................      $(21,725)      $(24,059)
                                                          ========       ========

Basic and diluted net loss per share ...............      $  (0.68)      $ (10.91)
                                                          ========       ========
Weighted average shares outstanding used to
 Compute basic and diluted net loss per share ......        31,985          1,453
                                                          ========       ========


               Net Sales. Net sales consist of product sales, magazine advertising sales, licensing revenues and charges to customers for outbound shipping and handling and are net of allowances for product returns, promotional discounts and coupons. We recognize product and shipping revenues when the related product is shipped. We recognize magazine advertising revenue when editions in which the advertising appears are distributed. Net sales for the third quarter of 2000 were $9.4 million, a 7% increase over net sales for the second quarter of 2000 of $8.8 million. The increase in net sales was a result of the increase in our customer base, the increase in our repeat orders as a percentage of total orders and a reduction in coupons issued and redeemed.

               Cost of Sales and Gross Margin. Cost of sales consists primarily of the costs of products sold to customers and outbound and inbound shipping costs. Gross Margin improved from negative 20% in the second quarter of 2000 to negative 3% during the third quarter of 2000. The negative gross margin improvement was primarily attributable to a decrease in our shipping costs as our second distribution center in Indianapolis reached its full load of U.S. shipping by the end of the second quarter 2000. We also incurred a one-time shipping charge adjustment of approximately $631,000 in the third quarter 2000.

               Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution expenses, supplies, payroll and related expenses for personnel engaged in marketing, merchandising, business development and customer service and distribution expenses. Marketing and sales expenses decreased from $17.1 million in the second quarter of 2000 to $14.7 in the third quarter 2000. The decrease was due to a reduction in expenses associated with advertising media and promotional costs and a continued decrease in distribution costs associated with the increased shipping load from our Indianapolis distribution center.

               Product Development Expenses. Product development expenses consist primarily of payroll and related expenses for our Web store development, systems personnel, consultants, content and other Web store costs. Product development expenses remained consistent at $2.3 million in the second quarter of 2000 and the third quarter 2000.

               General and Administrative Expenses. General and administrative expenses consist of payroll and related expenses for development, design, production, finance, human resources, executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased from $2.7 million in the second quarter of 2000 to $3.8 million in the third quarter of 2000. The increase was primarily due to increased expenses associated with the relocation of the Company's headquarters to a new larger facility as well as the expenses associated with Company's requirements as a public company.

               Amortization of Stock-Based Compensation. Amortization of stock-based compensation remained consistent at $1.0 million in the third quarter of 2000 and the second quarter of 2000.

               Interest Income, net. Interest income represents earnings on our cash and cash equivalents net of interest expense associated with capital lease obligations. Interest income was $0.4 million in the third quarter of 2000 compared to $0.7 million in the second quarter of 2000. The decrease was due to the reduction in cash balances in interest-bearing accounts.

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

               We incurred net losses of $146.6 million from inception to September 30, 2000.

               The net cash used in operating activities of $70.6 million in the first nine months of 2000 primarily reflected the net loss for the period of $84.9 million.

               Net cash used in investing activities was $14.4 million for the first nine months of 2000. Net cash used in investing activities primarily consisted of leasehold improvements and purchases of equipment and systems, including computer equipment, warehouse handling equipment and fixtures and furniture. The Company also made an equity investment in PetsPark, Ltd., an U.K.-based online pet retailer, of $2.0 million.

               Net cash provided by financing activities was $77.9 million for the first nine months of 2000 and consisted primarily of approximately $75 million in proceeds from the Company's initial public offering in February 2000.

               As of September 30, 2000 we had $23.1 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital and operating leases aggregating approximately $2.7 million through September 30, 2000. We have incurred leasehold improvement capital expenditures of approximately $2.3 million through the third quarter of 2000 to prepare the facility for occupancy.

RISK FACTORS

               The following is a discussion of additional factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock is cautioned to carefully consider these factors, along with the factors discussed in the Risk Factors section of our prospectus related to our initial public offering filed with the Securities and Exchange Commission (SEC) on February 10, 2000 (File No. 333-92433) and our periodic reports filed pursuant to the Exchange Act.

               From time to time, information we provide or statements we make may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations") and statements related to the Company's wind down and its effect on the Company and its stockholders may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The following discussion of our risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.


THE COMPANY HAS COMMENCED THE WIND DOWN OF ITS BUSINESS AND MAY NOT BE ABLE TO GENERATE MEANINGFUL CASH, OR ANY CASH, WHICH COULD BE RETURNED TO STOCKHOLDERS.


               On November 4, 2000, the Board of Directors of the Company unanimously approved the orderly wind down of its operations to include the layoff of approximately 255 of its 320 employees which was completed on November 7, 2000, the closure of its web site effective November 10, 2000, the ceasing of all sales transactions effective November 10, 2000, the acceleration of the vesting of all outstanding stock options under the Company's 1999 Stock Plan, and undertaking the efforts to sell the majority of its assets, including inventory, distribution center equipment, URLs, content and its Sock Puppet brand icon and other intellectual property. The Board of Director's decision was reached after no viable offers to acquire or fund capital into the Company were received. The Company may not be able to find qualified buyers for its assets at prices necessary to generate cash to satisfy its current and future obligations. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, the Company may not be able to negotiate the orderly wind down of its obligations to creditors. These include, without limitation, long term contractual payment and performance obligations associated with the Company's building and facilities leases, business agreements with third parties, and agreements with vendors and shipping services. As a result of these and other risks, the Company may not be able to generate meaningful cash, or any cash, which could be returned to its stockholders, and the timing of any distribution is uncertain at this time.



STOCKHOLDERS MAY NOT RECEIVE ANY DISTRIBUTIONS AS PART OF THE COMPANY'S WIND DOWN. FURTHERMORE, IF THE COMPANY'S CONTINGENCY RESERVE IS INADEQUATE TO COVER EXPENSES AND LIABILITIES, STOCKHOLDERS MAY BE LIABLE TO CREDITORS OF THE COMPANY FOR AMOUNTS RECEIVED.


               If the Company's wind down is approved by the stockholders, a Certificate of Dissolution will be filed with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. The Company will establish a contingency reserve for payment of its expenses and liabilities during this three-year period. Under the Delaware General Corporate Law, in the event the contingency reserve created by the Company is inadequate for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts) as distributions. Accordingly, in such event a stockholder could be required to return all such distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities.

               If the Company were held by a court to have failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeded the amount available from the contingency reserve and the assets of the liquidating trust or trusts, a creditor of the Company could seek an injunction against the making of distributions under the Company's wind down on the ground that the amounts to be distributed were needed to provide for the payment of the Company's expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or interest holders.


THE COMPANY MAY NOT BE ABLE TO RETAIN THE SERVICES OF THE KEY EMPLOYEES REQUIRED TO COMPLETE ITS WIND DOWN.


               The success of the Company's wind down depends in large part upon the Company's ability to retain the services of certain of its current personnel or to attract qualified replacements for them. The retention and attraction of qualified personnel is particularly difficult under the Company's current circumstances.


THE COMPANY MUST AFFIX A FINAL RECORD DATE ON WHICH IT SHALL DETERMINE THE PROPORTIONATE INTEREST OF EACH STOCKHOLDER AND AFTER WHICH IT WILL BE UNABLE TO RECORD TRANSFERS OF COMMON STOCK ON THE COMPANY'S BOOKS.


               The Company intends to close its stock transfer books and discontinue recording transfers of Common Stock at the close of business on the final record date to be fixed by the Board of Directors for filing the Certificate of Dissolution after approval by the Company's stockholders. The date of the special meeting of stockholders seeking their approval of the certificate of dissolution has not yet been set. Thereafter, certificates representing the Common Stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.

THE COMPANY'S COMMON STOCK WILL BE DELISTED FROM THE NASDAQ STOCK MARKET.


                The Company has received a delisting notice from the Nasdaq Stock Market due to its low trading price per share. The Company expects that it will be unable to satisfy the requirements for continued listing of its Common Stock on the Nasdaq National Market. Moreover, rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market continue to have an operating business. If the Company completes its plans to conclude its business activities, it will no longer have an operating business. In addition, as the Company distributes cash to its stockholders, certain other listing criteria may not be met. The Company expects that Nasdaq will delist its common stock from Nasdaq stock market, although the timing is uncertain. When Nasdaq delists the Company's Common Stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares may be materially impaired.


AFTER THE COMPANY'S WIND DOWN THERE MAY BE NO CASH TO DISTRIBUTE TO THE COMPANY'S STOCKHOLDERS AND IF THERE IS CASH TO DISTRIBUTE, THE TIMING OF ANY SUCH DISTRIBUTION IS UNCERTAIN.

               Although the Board of Directors has not established a firm timetable for distributions to stockholders if the Company's wind down is approved by the stockholders, the Board of Directors intends, subject to contingencies inherent in winding up the Company's business, to make such distributions as promptly as practicable. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. The proportionate interests of all of the stockholders of the Company will be fixed on the basis of their respective stock holdings at the close of business on the final record date, as determined by the Board of Directors, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of this distribution or any other distributions pursuant to the Company's wind down, or whether the wind down will be approved by the Company's stockholders. The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company's ability to convert its remaining assets into cash.

               Uncertainties as to the precise net value of the Company's non-cash assets and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received on the sale of assets are not adequate to provide for the Company's obligations, liabilities, expenses and claims, the Company may not be able to distribute meaningful cash, or any cash, to its stockholders.


THE PROCEEDS FROM THE SALE OF THE COMPANY'S ASSETS MAY BE LESS THAN ANTICIPATED.


               As of November 14, 2000, no sale of assets has been effected pursuant to the Company's wind down and no agreement to sell any of the assets of the Company has been reached. However, agreements for the sale of assets may be entered into prior to stockholder approval of the Company's wind down and, if entered into, may be contingent upon the approval of the wind down. Stockholder approval of the Company's wind down, if obtained, will constitute approval of any such agreements and sales. Sales of the Company's assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which the Company will be able to sell its various assets will depend largely on factors beyond the Company's control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. In addition, the Company may not obtain as high a price for a particular asset as it might secure if the Company were not in liquidation.


THE COMPANY WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.


               Whether or not the Company's wind down is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. If the Company's wind down is approved and, in order to curtail expenses, we will, after filing our Certificate of Dissolution, seek relief from the Securities & Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities & Exchange Commission might require.


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

(b) On September 21, 1999 Biolink L.L.C. dba ERI International sued us in Los Angeles County Superior Court for breach of contract, anticipatory breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud arising out of a contract entered into for the shipment of live fish. During the third quarter of 2000 the lawsuit was settled out of court. The terms of the settlement were not disclosed by mutual agreement.

(c) On April 24, 2000, a former employee filed a complaint against us in the Superior Court of the State of California for the City and County of San Francisco alleging, in connection with her employment and subsequent resignation from Pets.com, breach of contract, breach of the covenant of good faith and fair dealing, fraud, defamation, and misappropriation of trade secrets. Subsequent to September 30, 2000 the lawsuit was settled and the terms were not disclosed by mutual agreement.

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

(B)     Not applicable.

(C) Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

        (a)     Securities Sold.

               (i) None.

        (b)     Not Applicable.

        (c)     Not Applicable.

        (d)     Not Applicable.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.      The following exhibit is attached hereto:

   EXHIBIT
   NUMBER
   ------
    10.1       Retention Bonus Arrangements between the Company and its officers

    10.2 Addendum to Key Employee Retention Agreements between the Company and its officers

    27.1       Financial Data Schedule


        b. The Company filed the following reports on Form 8-K during the quarter ended September 30, 2000:

Date                     Item Reported On
----                     ----------------
July 13, 2000            The Company announced the completion of the purchase of substantially all of the assets of Petstore.com, Inc.
September 26, 2000       The Company amended the form 8-K filed on July 13, 200 to provide additional financial information concerning the transaction

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PETS.COM, INC.

                                             By: /s/ PAUL  MANCA
                                             -----------------------------------
                                             PAUL MANCA
                                             CHIEF FINANCIAL OFFICER (PRINCIPAL
                                             ACCOUNTING AND FINANCE OFFICER)


 Date: November 14, 2000

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER
   ------
    10.1       Retention Bonus Arrangements between the Company and its officers

    10.2 Addendum to Key Employee Retention Agreements between the Company and its officers

    27.1       Financial Data Schedule