Form 10-K
period 2000-12-31
PETS COM INC
filed 2001-04-02
CIK 1100683

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                       COMMISSION FILE NUMBER: 000-29387

                              IPET HOLDINGS, INC.
                           (FORMERLY PETS.COM, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           95-4730753
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                          C/O DIABLO MANAGEMENT GROUP
                           379 DIABLO ROAD, SUITE 206
                               DANVILLE, CA 94526
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925)-552-1299

           FORMER ADDRESS: 945 BRYANT STREET, SAN FRANCISCO, CA 94103 (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, $0.00125 PAR VALUE PER SHARE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,018,060 as of March 26, 2001, based upon the closing sale price for such date reported by over-the-counter quotation services. Shares of Common Stock held by each current and former officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     THE COMPANY HAS FILED A FORM 12B-25 TO DEFER DISCLOSURE FOR ITEMS 6, 7, 8 AND 14 (FINANCIAL STATEMENTS, REPORT OF INDEPENDENT AUDITORS, AND FINANCIAL STATEMENT SCHEDULE), PENDING COMPLETION OF THE COMPANY'S FISCAL 2000 YEAR-END AUDIT.
     There were 35,418,735 shares of the registrant's Common Stock issued and outstanding as of December 31, 2000 (assuming the conversion of 1,143,895 shares of outstanding non-voting Series A Preferred Stock into Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with the wind down of our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the "Risk Factors" section under Item 1 of this Report for an extended discussion of the risks confronting our company. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

                              IPET HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7A.  Quantitative and Qualitative Disclosure About Market
          Risks.......................................................    9
Item 8.   Consolidated Financial Statements...........................    9
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    9

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   10
Item 11.  Executive Compensation......................................   14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   16
Item 13.  Certain Relationships and Related Transactions..............   18

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................   21
SIGNATURES............................................................   22

                                     PART I

ITEM 1. BUSINESS.

COMPANY BACKGROUND

     IPET Holdings, Inc., formerly Pets.com, Inc. (the "Company"), operated as an online retailer of pet products, integrating product sales with expert information on pets and their care. We were incorporated in California in February 1999. Certain assets related to our Web store, including the Pets.com domain name and numerous pet-related URL's and internet domain names, were sold to us from a third party concurrent with our first round of venture capital investment in April 1999.

     Shortly thereafter, we launched our first major online banner campaigns, including banner and button purchases on major portals and shopping areas. In mid 1999, we redesigned and launched our new Web site, which included an improved user interface, a more flexible, fully-featured database structure and enhanced integration of content and merchandise. We continued to focus on building our organization, developing our technology infrastructure, further developing and upgrading our Web site, increasing customer traffic and sales, expanding our product assortment, promoting our brand and enhancing our fulfillment and customer service operations. In the fall of 1999, we invested in an aggressive, offline advertising campaign, supplemented by online advertising, business incentive programs, direct marketing and public relations, which successfully established brand recognition for Pets.com.

     As a result of these efforts our revenues for 1999 were approximately $5.8 million. In order to manage the increase in our site traffic and revenues, we expanded and upgraded our site, order fulfillment operations and organizational infrastructure. This expansion included enhancing the features and functions on our site, adding server and database capacity, building our internally developed order fulfillment and logistics system, and opening an order fulfillment facility in Greenwood, Indiana.

     In order to finance this rapid growth, we raised a total of $90.2 million in private equity financing between April and December 1999 from venture capital and strategic investors. In February 2000, we completed our initial public offering of 7,500,000 shares of our Common Stock, and raised approximately $77 million to further finance our activities. At that time we reincorporated in the State of Delaware.

     Despite our growth in revenues, we incurred significant net losses. During 1999, we incurred a net loss of approximately $61.8 million, and for the first nine months of 2000, our net loss was approximately $84.9 million.

REVIEW OF ALTERNATIVES

     In July 2000, we engaged Merrill Lynch & Co. to assist us in finding financing or identifying parties interested in acquiring the Company. These efforts continued through the summer and early fall during which Merrill Lynch contacted more than 50 domestic and international strategic and financial prospects on our behalf. In addition, during this time, we independently contacted numerous potential investors and acquirors and explored various options to finance or sell the Company. By late October 2000, our management believed that it was highly unlikely that any party was prepared to provide capital or acquire the Company. In fact, out of the more than 50 prospects contacted, fewer than eight were even prepared to meet in person. Our Board concluded that the orderly wind down of the Company was the course of action that would most likely offer the highest return to the stockholders and that to continue the operation of the business would reduce the assets and cash that may ultimately be returned to our stockholders.

     In light of this situation and the continued material declining value of comparably traded public companies, on November 4, 2000, assuming no acceptable offers to acquire the Company or to invest capital in our operations were received on or before November 7, 2000, our Board of Directors unanimously approved the orderly wind down of our operations, including the layoff of approximately 255 of our 320 employees which was completed on November 7, 2000, the closure of our Web store effective November 10, 2000, the ceasing of all sales transactions effective November 10, 2000, and authorizing management to immediately commence efforts to sell the majority of our assets, including inventory, distribution center equipment, URLs, content, the

Sock Puppet brand icon and our other intellectual property, terminate commercial agreements and relationships, exit our commercial obligations, and generally wind down our business and operations. The Board determined that immediate sale of such assets was the best way to preserve stockholder value since any delay in their sale was likely to diminish the liquidation value of such assets. The Board of Directors' decision was reached after no viable offers to acquire or fund capital into the Company were received.

CONCLUSION OF THE BOARD OF DIRECTORS

     On November 4, 2000, our Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution of the Company (the "Plan"), which was subsequently approved by our stockholders at a special meeting of stockholders on January 16, 2001. In arriving at its conclusion to adopt the Plan, our Board considered a number of factors, including alternatives to the proposal and our future prospects, as well as the oral advice of Merrill Lynch. Prior to and at the meeting of the Board of Directors on November 4, 2000, the Board received comparisons of the Company's net asset value to the prices at which our Common Stock was trading at different points in time and analyzed the results of management's investigation of various acquisition, investment and strategic partnering opportunities. The Board of Directors had been kept informed continuously of our business affairs and financial condition, and since May 2000 had convened at numerous separate meetings to consider these issues. The Board had been apprised by Merrill Lynch of the market values of comparable companies and the lack of prospects for the Company to be financed as a going concern. Accordingly, the Board of Directors determined that it would not be advisable to continue to operate the Company on an independent basis indefinitely if the potential for growth and availability of financing were so limited. Further, after significant effort, we had not been successful in identifying an acceptable buyer or strategic alliance partner. Based on this information, the Board of Directors determined that distribution to our stockholders of cash proceeds from the sale of our assets would return the greatest value to our stockholders as compared to other alternatives; and that liquidation would prevent further erosion of stockholders' equity through continuing net losses and market declines although there is no assurance that the liquidation value per share of Common Stock in the hands of the stockholders will equal or exceed the price or prices at which the Common Stock traded prior to effecting the dissolution.

DISSOLUTION

     On January 16, 2001, our stockholders approved the Plan as well as a proposal to change our name from Pets.com, Inc. to IPET Holdings, Inc. On January 16, 2001, we filed with the Delaware Secretary of State an amendment to our Certificate of Incorporation to effect the name change and a Certificate of Dissolution which took effect on January 18, 2001. At the close of business on January 18, 2001, we also closed our stock transfer books, discontinued recording transfers of Common Stock, and our Common Stock was delisted from the Nasdaq Stock Market. Thereafter, certificates representing our Common Stock were no longer assignable or transferable on the books of the Company. Accordingly, the proportionate interests of all of our stockholders are fixed on the basis of their respective stock holdings at the close of business on January 18, 2001, and any distributions made by the Company after this date will be made solely to the stockholders of record at the close of business on January 18, 2001.

     In addition, all officers and directors of the Company resigned on January 16, 2001, effective immediately after the stockholder meeting. Richard G. Couch of Diablo Management Group was retained by our former Board of Directors to act as the sole Director and Chief Executive Officer, President, Chief Financial Officer and Treasurer, and Secretary for the Company after this date. Diablo Management Group currently handles all remaining affairs for IPET Holdings, Inc., including the final disposition of our remaining assets and settlement of outstanding creditor liabilities.

     As of January 16, 2001, we had vacated all facilities and terminated four of our five building leases. We are currently working with the landlord at our Union City, California distribution center to complete repairs and attract a new tenant for the facility. All of our inventory, furniture, computer equipment, and warehouse equipment has been sold. We have also completed the sale of most of our domain names, trademarks and other intellectual property. We are working to sell the Sock Puppet brand icon and other remaining domain names. The collection of our receivables has been completed. We still must address the majority of our trade payables and we are working with our major vendors to reduce our overall cash liabilities. There are a number of tax filings that must be completed with their related costs. At this time it is unclear exactly when or how large a distribution can be made to our stockholders. It is important that we complete an independent audit, gain releases from our creditors, resolve any tax liabilities, complete the termination of our remaining building lease and make sure that all other potential liabilities have been resolved before we can announce or make any distribution of remaining proceeds to our stockholders.

EMPLOYEES

     As of December 31, 2000 we had 26 full time employees. Subsequent to the Special Meeting of Stockholders on January 16, 2001, all of our employees resigned. We currently have no full-time employees, and engage the services of Diablo Management Group on a part-time consulting basis to handle the final disposition of our assets, settlement of our liabilities, our dissolution and the distribution of remaining proceeds to our stockholders.

                                  RISK FACTORS

     This Annual Report on Form 10-K contains certain forward looking statements, including statements concerning the Company's future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some remaining assets of the Company may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect of such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to the Company. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

     Our business, financial condition or results could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the proceeds we plan to distribute to our stockholders may be adversely affected.

STOCKHOLDERS MAY BE LIABLE TO CREDITORS OF THE COMPANY FOR UP TO AMOUNTS RECEIVED FROM THE COMPANY IF THE COMPANY'S RESERVES ARE INADEQUATE.

     A Certificate of Dissolution filed with the State of Delaware on January 16, 2001 became effective as of January 18, 2001, dissolving the Company as of that date. Pursuant to the Delaware General Corporation Law (the "DGCL"), the Company will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under the DGCL, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities.

SHARES OF OUR SERIES A PREFERRED STOCK WILL BE ENTITLED TO RECEIVE $0.00125 PER SHARE BEFORE ANY DISTRIBUTION OF FUNDS IS MADE TO HOLDERS OF OUR COMMON STOCK.

     Pursuant to our Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock filed with the Secretary of State of Delaware on July 6, 2000, upon our liquidation or dissolution holders of shares of our Series A Preferred Stock will be entitled to receive $0.00125 per share before any distribution of funds is made to holders of our Common Stock. Series A stockholders are also entitled to receive accrued but unpaid dividends declared by the Board of Directors on our Common Stock, but no such dividends have ever been declared. Based on the foregoing, approximately $1,430.00 will be paid to the holders of 1,143,895 shares of Series A Preferred Stock that were outstanding on January 18, 2001 before we distribute to all stockholders proceeds remaining from the sale of our assets. After the foregoing initial payment has been made to the Series A Preferred stockholders, they will also share on a pro-rata basis in the general distribution of proceeds remaining from the sale of our assets to be made to all Common stockholders, as if their shares of Series A Preferred Stock have been converted to an equal number of shares of Common Stock.

SUCCESS OF THE PLAN DEPENDS ON QUALIFIED PERSONNEL TO EXECUTE IT.

     The success of the Plan depends in large part upon our ability to retain the services of qualified personnel to handle the sale of our remaining assets and settlement of remaining liabilities. Although we have retained the services of Diablo Management Group for this purpose, the retention of qualified personnel is particularly difficult under the Company's current circumstances.

OUR STOCK TRANSFER BOOKS WERE CLOSED ON JANUARY 18, 2001, THE FINAL RECORD DATE, AFTER WHICH ANY TRADES WILL NOT BE RECORDED BY THE COMPANY.

     We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on January 18, 2001 (the "Final Record Date"), the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing the Common Stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the Final Record Date, the seller and purchaser of the stock will need to negotiate and rely on "due-bill" contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

OUR STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET ON JANUARY 18, 2001 AND IS SIGNIFICANTLY LESS LIQUID THAN BEFORE.

     Our stock was delisted from trading on the Nasdaq Stock Market on January 18, 2001 due to its low trading price per share and the fact that we had ceased our business operations. After this delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission.

AFTER THE COMPANY'S WIND-DOWN THERE MAY BE NO CASH TO DISTRIBUTE TO OUR STOCKHOLDERS AND IF THERE IS CASH TO DISTRIBUTE, THE TIMING OF ANY SUCH DISTRIBUTION IS UNCERTAIN.

     There is currently no firm timetable for the distribution of proceeds to our stockholders, because of contingencies inherent in winding up the Company's business. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and after such date, any distributions made by the Company will be made solely to stockholders of record on the close of business on the Final Record Date, except to reflect permitted transfers. We are, however, currently unable to predict the precise nature, amount or timing of any distribution to stockholders. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion, and will depend in part upon our ability to convert our remaining assets into cash.

     Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including costs associated with Diablo Management Group's efforts to sell our remaining assets and settle our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders.

OUR INABILITY TO REACH CASH BREAK-EVEN AND OUR RESULTING DISSOLUTION COULD GIVE RISE TO SECURITIES CLASS ACTION CLAIMS AGAINST US, WHICH COULD DEPLETE THE PROCEEDS THAT ARE TO BE DISTRIBUTED TO STOCKHOLDERS.

     Securities class action claims have been brought against companies in the past where the market price of the company's securities has fallen due to an inability of the company to achieve operational profitability. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. Any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders.

THE PROCEEDS FROM THE SALE OF OUR ASSETS MAY BE LESS THAN ANTICIPATED.

     Sales of our remaining assets, which include the Sock Puppet brand icon and miscellaneous domain names, will be made on such terms as are approved by our sole Director, Richard G. Couch, and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation.

WE MAY BE UNABLE TO NEGOTIATE SETTLEMENTS WITH RESPECT TO OUR REMAINING LIABILITIES.

     We are currently in the process of negotiating settlements with respect to our remaining obligations and liabilities which include property leases, tax obligations, claims by licensees, contracts and trade payables. If we are unable to successfully negotiate termination of these obligations, we will have fewer cash proceeds to distribute to our stockholders.

WE WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, after filing our Certificate of Dissolution we sought relief from the Securities & Exchange Commission from the reporting requirements under the Exchange Act. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities & Exchange Commission may require.

ITEM 2. PROPERTIES.

     We currently are headquartered in the offices of Diablo Management Group in Danville, California. In addition, we had a lease for approximately 40,410 square feet of office space in San Francisco, California, which lease terminated in January 2001. In connection with this lease we were obligated to make and have made coverage payments through April 2001. We have a second lease for approximately 143,232 square feet of warehouse space in Union City, California and are working with the landlord to terminate the lease following completion of required repairs to the property.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently subject to any material legal proceedings. However, it is possible that we may become a party to various legal proceeding arising from the settlement of our outstanding liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no stockholder meetings held in the fiscal year or fourth quarter ended December 31, 2000. However, on January 16, 2001, we held a Special Meeting of Stockholders in connection with the proposed Plan of Complete Liquidation and Dissolution of the Company and an amendment to our Amended and Restated Certificate of Incorporation to change the Company's name from Pets.com, Inc. to IPET Holdings, Inc. There were present at the meeting, in person or represented by proxy, the holders of 18,484,284 shares of our common stock, which represented approximately 53.93% of the outstanding shares of common stock entitled to vote. The matters voted on at the meeting and the votes cast were as follows:

          1. Ratification and approval of the Plan of Complete Liquidation and Dissolution of the Company. There were 18,317,744 shares of common stock voting in favor, 154,902 shares of common stock voting against, 11,638 shares of common stock abstaining and 0 broker non-votes.

          2. Approval of an amendment to our Amended and Restated Certificate of Incorporation to change the Company's name from Pets.com, Inc. to IPET Holdings, Inc. There were 18,383,242 shares of common stock voting in favor, 76,925 shares of common stock voting against, 24,117 shares of common stock abstaining and 0 broker non-votes.

     Therefore, both proposals passed by the requisite majority of shares of voting common stock outstanding.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Market Information; Recent Sales of Unregistered Securities

     Our common stock was traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "IPET" since February 11, 2000, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:

                      YEAR ENDED 2000                          HIGH      LOW
                      ---------------                         ------    -----
1st Quarter (from February 11, 2000)........................  $14.00    $3.88
2nd Quarter.................................................  $ 4.63    $1.88
3rd Quarter.................................................  $ 2.44    $0.59
4th Quarter.................................................  $ 0.81    $0.06

     On December 29, 2000, the closing sale price for our common stock was $0.09375 per share. On this date, there were approximately 251 holders of record of our common stock. This figure does not reflect more than 11,000 beneficial stockholders whose shares are held in nominee names. During the fiscal year we did not pay any dividends. Our intent prior to our dissolution was to retain future earnings to finance the growth and development of our business.

     The market price of our common stock experienced a steady downward trend following our initial public offering although it also fluctuated based on market variables. The closing price of our common stock on January 18, 2001, the date that our Certificate of Dissolution became effective with the Delaware Secretary of State, was $0.125. Our stock has subsequently continued to trade under the symbol IPETZ through over-the-counter quotation services with high and low trading prices since January 19, 2001 of $0.13 and $0.05, respectively.

     On January 18, 2000, we issued and sold to one purchaser 1,378,000 unregistered shares of Series C Preferred Stock in consideration of network media advertising time valued at $11,024,400. Because the shares were issued to one accredited investor, we relied on the exemption provided by Section 4(2) of the Securities Act in issuing them. The shares issued in this transaction were converted into 1,102,400 unregistered shares of our Common Stock in connection with our initial public offering in February 2000.

     On July 13, 2000, in connection with our acquisition of certain strategic assets and partnerships of Petstore.com, Inc., we issued in exchange for certain Petstore.com, Inc. assets and partnerships 5,243,752 unregistered shares of our common stock, and we also issued and sold for $3 million a combination of 1,143,895 unregistered shares of Series A Redeemable Preferred Stock and 286,805 unregistered shares of common stock. Concurrently, we also issued warrants exercisable for a total of 285,066 shares of our common stock to a limited number of former Petstore.com, Inc. warrant holders and creditors. Because these shares and warrants were issued to a limited number of third parties, we relied on the exemption provided by Section 4(2) of the Securities Act in issuing them.

  (b) Use of Proceeds From Sale of Registered Securities

     On February 16, 2000, we closed our initial public offering of Common Stock, $0.00125 par value. The managing underwriters in the offering were Merrill Lynch & Co., Bear Stearns & Co. Inc., Thomas Weisel Partners LLC, and Warburg Dillon Read LLC (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended (the "Act") on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-92433) that was declared effective by the SEC on February 11, 2000. The offering commenced on February 11, 2000 and ended on February 16, 2000, on which date 7,500,000 shares of Common Stock registered under the Registration Statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered and sold was $82,500,000. In connection with the offering, we paid an aggregate of $5,775,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to the Company were approximately $75.3 million after deducting estimated offering expenses of $1.4 million.

     We used the net proceeds primarily for working capital and general corporate purposes, including marketing expenses to build brand awareness, purchases of inventory, expansion of our sales and marketing organization, development of our distribution capabilities, expansion of our customer base, and expenses incurred in connection with our requisition of certain assets and partnerships of PetStore.com, Inc. In addition, approximately $1.4 million was paid to ten corporate officers in the form of retention bonuses, and another $1.4 million was paid to such officers as severance.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on March 30, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on March 30, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company currently invests its cash reserves in certificates of deposit and checking accounts with leading commercial banks. The market risk of such instruments is minimal as the principal has not been placed at risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on March 30, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     By an Action by Written Consent effective March 26, 2001, our sole Director approved the engagement of Stempek Associates of San Rafael, California as the Company's independent auditors for the fiscal year ending December 31, 2000 to replace the firm of Ernst & Young LLP, who declined to stand for reelection as auditors of the Company effective March 20, 2001.

     The report of Ernst & Young LLP on the Company's financial statements for the period from February 17, 1999 (inception) to December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audit of the Company's financial statements for the period from February 17, 1999 to December 31, 1999, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our executive officers and directors and their ages as of December 31, 2000 were as follows:

                                                                                        DIRECTOR OR
                NAME                   AGE                  POSITION                   OFFICER SINCE
                ----                   ---                  --------                   --------------
Julia L. Wainwright..................  43     Chief Executive Officer and Chairman       March 1999
                                              of the Board of Directors
Christopher E. Deyo..................  41     President                                  April 1999
Paul G. Manca........................  42     Chief Financial Officer                  September 1999
Matthew Gee..........................  40     Senior Vice President of                  August 2000
                                              Merchandising
Ralph E. Lewis.......................  54     Vice President of Distribution and       November 1999
                                              Logistics
Kathryn C. Ringewald.................  40     Vice President of Human Resources          April 1999
John B. Balousek(1)..................  55     Director                                  October 1999
Mark Britto(2).......................  36     Director                                  January 2000
David Chichester(1)..................  55     Director                                   June 2000
Michela English......................  51     Director                                   July 2000
John R. Hummer(1)(2).................  52     Director                                   April 1999

- ---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Julia L. Wainwright served as Chief Executive Officer and a director of the Company from March 1999 until January 2001. From March 1998 to February 1999, she served as Chief Executive Officer of Reel.com, Inc. From May 1997 to February 1998, Ms. Wainwright was on a sabbatical researching e-commerce opportunities. From December 1996 to April 1997, she served as Chief Executive Officer of Berkeley Systems, Inc., as President from August 1995 to November 1996 and as Vice President of Sales and Marketing from January 1995 to August 1995. From June 1994 to December 1994, she served as Vice President of Marketing of Mindscape, Inc. From October 1993 to June 1994, she was a partner in Corporate Development Partners, a private venture capital firm. From August 1991 to October 1993, she served as Vice President of International for Spinnaker Software, Inc. From October 1988 to August 1991, she worked for Power Up Software, Inc. in several positions, finishing as Vice President of International. From January 1982 to October 1988, she served in various management positions at Software Publishing, Inc. and from January 1980 to December 1982, she worked in brand management at The Clorox Company. Ms. Wainwright holds a B.S. from Purdue University.

     Christopher E. Deyo served as President of the Company from April 1999 until January 2001. From July 1998 to March 1999, he served as President of Reel.com, Inc. He served as General Manager of Berkeley Systems, Inc. from March 1997 to June 1998 and as Vice President of Marketing from September 1996 to February 1997. From May 1995 to August 1996, Mr. Deyo served as Vice President of Marketing of Microprose, Inc. From September 1987 to August 1994, he worked for Kransco Group Companies in several positions, finishing as Vice President of Marketing. Mr. Deyo co-founded The Video Edge, Inc. where he served in various capacities from May 1986 to August 1987. From August 1983 to April 1986, he worked in brand management at The Procter & Gamble Company. Mr. Deyo holds an M.B.A. and a B.S. from Syracuse University.

     Paul G. Manca served as Chief Financial Officer of the Company from September 1999 until January 2001. From May 1995 to September 1999, he served as Chef Financial Officer of CellNet Data Systems, Inc. From February 1987 to May 1995, he worked for BZW/Barclays, an investment bank, finishing as Managing Director and Group Head of the Communications Group within Corporate Finance. From June 1980 to February 1987, Mr. Manca served in various positions in the corporate finance group of CIBC, finishing as a vice president. Mr. Manca holds a B.A. from the University of California at Berkeley and an M.B.A. in Finance from Golden Gate University.

     Matthew Gee served as Senior Vice President of Merchandising of the Company from August 2000 until January 2001. Prior to joining the Company, Mr. Gee held various positions at Canned Food Grocery Outlets, finishing as Vice President of Purchasing. Prior to joining Grocery Outlets in March 1995, Mr. Gee held several positions with Lucky Stores, including positions in Store Management and as Director of Grocery Sales and Marketing. Mr. Gee was with Lucky Stores from June 1981 until March 1995. Mr. Gee holds a B.S. from the University of San Francisco.

     Ralph E. Lewis served as Vice President of Distribution and Logistics of the Company from November 1999 until January 2001. From January 1998 to October 1999, he served as Vice President of Operations for Office Depot, Inc. From June 1995 to December 1997, he served as Vice President and General Manager of Softworld Services, Inc. and from June 1992 to May 1995, as General Manager of NeoData Services, Inc. From January 1992 to May 1992, Mr. Lewis served as a consultant to Egghead Discount Software, Inc. From August 1986 to May 1992, Mr. Lewis served as Vice President of Distribution for Egghead Discount Software Inc., from June 1981 to July 1986, as Divisional Vice President of Operations for Pay 'N Save Corporation and from April 1977 to May 1981, as Operations Manager of Distribution for Save On Drugs, Inc. Mr. Lewis holds a B.S. from the University of Dayton.

     Kathryn C. Ringewald served as our Vice President of Human Resources from April 1999 until January 2001. From June 1997 to April 1999, she served as Director of Human Resources of Form Factor, Inc. From August 1996 to May 1997, she served as Director of Human Resources of Berkeley Systems, Incorporated, and from June 1995 to August 1996, as Vice President of Human Resources of Crystal Dynamics, Inc. From February 1994 to May 1995, Ms. Ringewald worked as a Director of Talent for Lucas Arts Entertainment Company and from October 1992 to February 1994, as a human resources consultant to various industries. From January 1990 to October 1992, she worked as a Human Resources Manager for Symantec Corporation and from June 1985 to January 1990, she served in various capacities at Apple Computer, Inc. Ms. Ringewald holds a B.A. from Dominican College.

     John B. Balousek served as a director of the Company from October 1999 until January 2001. Mr. Balousek, a founder of PhotoAlley, Inc., served as its Executive Vice President from July 1998 to March 1999. He served as Chairman and Chief Executive Officer of True North Technologies, Inc. from March 1996 to June 1996. From March 1979 to February 1996, Mr. Balousek worked for Foote, Cone & Belding Communications, Inc. and served as its President and Chief Operating Officer from February 1991 to March 1996. He served as a director of Foote, Cone & Belding from May 1989 to May 1994, and then served as a director of True North Communications, Inc., a newly-created holding company of Foote, Cone & Belding, from June 1994 to February 1997. Mr. Balousek is also a director of Micron Electronics, Inc., Geoworks Corporation, FreeShop.com, Inc., Transilluminant Corporation, Worldwide Magnifi, Inc., and EDBH, Inc. He holds a M.S. from Northwestern University and a B.A. from Creighton University.

     Mark J. Britto served as one of our directors from January 2000 until January 2001. Mr. Britto serves as Vice President of Strategic Alliances of Amazon.com and oversees Amazon.com's Business and Corporate Development Departments as well as its Fraud Management Division. Mr. Britto joined Amazon.com in June 1999 in connection with the acquisition by Amazon.com of Accept.com Financial Services Corporation, a company co-founded by Mr. Britto in October 1998, where he served as Vice President of Risk Management. Prior to that, from October 1994 through October 1998, Mr. Britto served as Executive Vice President of Credit Policy at FirstUSA, a subsidiary of Bank One Corporation; and from October 1991 until October 1994 he served as Senior Vice President of Risk Management at NationsBank Corp. He holds a B.S. in Industrial Engineering and Operations Research and an M.S. from the University of California at Berkeley.

     David Chichester served as a director of the Company from June 2000 until January 2001. Mr. Chichester has most recently served as executive vice president and chief financial officer of Hecklers Entertainment Inc., a leading broadband entertainment network. Prior to that, until October 1998 he served as a Director, Executive Vice President, and Chief Financial Officer of Red Roof Inns, Inc., a leading owner/ operator and franchiser of economy chain segment hotels in the United States. Mr. Chichester holds an A.B. in American Civilization form Brown University and an M.B.A. from Harvard Business School.

     Michela English served as a director of the Company from July 2000 until January 2001. Ms. English serves as the President of Discovery Enterprises Worldwide, a unit of Discovery Communications, Inc., a privately held, diversified media company. Ms. English joined Discovery.com, Inc. in March 1996. Ms. English received a B.A. in International Affairs at Sweet Briar College and a Master of Public and Private Management degree from Yale University's School of Management.

     John R. Hummer served as a director of the Company from April 1999 until January 2001. Mr. Hummer is a general partner of Hummer Winblad Venture Partners, a private venture capital firm, which he co-founded in September 1989. From 1980 until 1989 he served as partner of Glenwood Management, a private venture capital firm. Mr. Hummer is also a director of Extensity, Inc., Industrywide Mortgage Exchange, Inc., National Transportation Exchange, Inc., Mambo.com, and Netcontext. He holds a B.A. from Princeton University and an M.B.A. from Stanford University.

     Richard G. Couch was appointed to serve as our sole Director, Chief Executive Officer, President, Chief Financial Officer and Treasurer, and Secretary in January 2001 and is currently overseeing our dissolution and wind down. Since September 1986, Mr. Couch has been Chairman of the Board, Chief Executive Officer and Managing Principal of Diablo Management Group ("DMG"), a management consulting company that provides services primarily to companies involved in mergers, acquisitions, turnarounds, work-outs, reorganizations and sales (of equity or assets). Through DMG, Mr. Couch has served in various interim executive and/or advisory capacities to companies experiencing managerial, financial or operational difficulties. Mr. Couch has over 25 years of corporate, executive and turnaround management experience, and has handled over 170 assignments in a broad variety of businesses. Before founding DMG in 1986, Mr. Couch founded and managed RGC Associates, through which he operated troubled companies, usually as an interim President/ CEO. Also prior to DMG, Mr. Couch was a Senior Vice President and Principal with INCO Venture Capital Management, assisting in the selection, growth and transition of early-stage companies. Mr. Couch's prior experience included CEO roles at two medium-sized companies, following ten years at Xerox, where he held management and Vice President positions in the Copier Manufacturing Group and the Printing Systems Group. Mr. Couch has served as President, Chief Executive Officer and a Director of Visual Numerics, Inc. since August 1990. In addition, he has handled numerous assignments as a Chapter 11 bankruptcy trustee. Mr. Couch received a B.A. in Social Science from the University of Buffalo, an M.S. in Industrial Psychology from the University of Rochester, and an M.B.A. in Finance and Economics from the Simon Graduate School of Business at the University of Rochester.

BOARD COMPOSITION

     As of December 31, 2000, our Bylaws provided for a Board of Directors consisting of six directors. Each director was elected for a period of one year and was to serve until our next annual meeting or until his or her successor was duly elected and qualified. The executive officers served at the discretion of the Board of Directors. There were no family relationships among any of our directors or executive officers, each of whom resigned his or her position effective as of January 16, 2001. Effective as of that date, our Bylaws were amended to provide for a single director, and Richard G. Couch of Diablo Management Group was appointed to serve as the Company's sole director and also as Chief Executive Officer, President, Chief Financial Officer and Treasurer, and Secretary.

BOARD COMPENSATION

     Prior to the appointment on January 16, 2001 of Richard Couch as our sole director, except for reimbursement for reasonable travel expenses relating to attendance at board and committee meetings and the grant of stock options, directors were not compensated for their services as directors. Directors who were employees of the Company were eligible to participate in our 1999 Stock Plan and our 1999 Employee Stock Purchase Plan and all directors were eligible to participate in our 2000 Non-Statutory Stock Plan. As of December 31, 2000, Julia Wainwright was the only director who was also an employee. During 2000, we issued stock options to Ms. Wainwright exercisable for a total of 100,000 shares of common stock under our 1999 Stock Plan at an exercise price of $2.0625 per share. Ms. Wainwright's options vested six months after the date of grant but were not exercised by Ms. Wainwright prior to their expiration. We also granted

Mr. Balousek options exercisable for 100,000 and 200,000 shares of common stock under our 1999 Stock Plan. The first option was exercisable at an exercise price of $2.0625 and vested with respect to 1/4 of the shares on November 27, 2000 and with respect to 1/24 of the shares on the 27th day of each month thereafter. The second option was exercisable at an exercise price of $0.6562 per share and was fully vested upon August 17, 2000, the date of grant. These options were not exercised by Mr. Balousek prior to their expiration. We also granted Mr. Chichester an option exercisable for 100,000 shares of common stock under our 2000 Non-Statutory Stock Option Plan. The option was exercisable at an exercise price of $2.0625 per share and vested with respect to 1/4 of the shares on November 27, 2000 and with respect to 1/24 of the shares on the 27th day of each month thereafter. No shares were exercised under this option by Mr. Chichester prior to its expiration.

     On January 16, 2001, the members of our Board of Directors resigned and Richard Couch of Diablo Management Group, a consulting firm retained by the Company to complete our approved wind-down and dissolution, was named as our sole Director. Mr. Couch and other employees of Diablo Management Group render consulting services in connection with our dissolution pursuant to a compensation schedule approved by our Board of Directors on January 8, 2001 (a copy of which is filed as Exhibit 10.48 hereto).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committee of our Board of Directors as of December 31, 2000 were Mark Britto and John Hummer. Neither of them had at any time been an officer or employee of the Company or any subsidiary of the Company, nor were there any compensation committee interlocks or other relationships during 2000 requiring disclosure under item 402(j) of Regulation S-K promulgated by the Securities and Exchange Commission.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000 all
Section 16(a) filing requirements applicable to the Company's officers, directors and holders of more than ten percent of the Company's Common Stock were complied with except that the following option grants were approved by the Company's Board of Directors and were not required to be reported on Form-4's, but will be reported late on Form-5's to be filed promptly after the filing of this Form 10-K: Julia L. Wainwright (May 27, 2000 option grant for 100,000 shares); Christopher E. Deyo (May 27, 2000 option grant for 100,000 shares); Paul G. Manca (March 17, 2000 option grant for 35,000 shares, April 17, 2000 option grant for 100,000 shares, and May 27, 2000 option grant for 40,000 shares); Ralph E. Lewis (March 17, 2000 option grant for 25,000 shares and May 27, 2000 option grant for 30,000 shares); Paul W. Melmon (March 17, 2000 option grant for 55,000 shares and May 27, 2000 option grant for 30,000 shares); Kathryn C. Ringewald (March 17, 2000 option grant for 10,000 shares, May 27, 2000 option grant for 20,000 shares, and August 17, 2000 option grant for 15,000 shares); Diane R. Hourany (March 17, 2000 option grant for 10,000 shares and May 27, 2000 option grant for 20,000 shares); John R. Benjamin (March 17, 2000 option grant for 25,000 shares and May 27, 2000 option grant for 20,000 shares); John M. Hollon (March 17, 2000 option grant for 30,000 shares and May 27, 2000 option grant for 20,000 shares); Matthew K. Gee (August 9, 2000 option grant for 215,000 shares); John B. Balousek (May 27, 2000 option grant for 100,000 shares and August 17, 2000 option grant for 200,000 shares); David Chichester (May 27, 2000 option grant for 100,000 shares); Sue Ann Latterman (May 27, 2000 option grant for 15,000 shares).

ITEM 11. EXECUTIVE COMPENSATION.

     The following table provides summary information concerning the compensation received for services rendered to the Company during the fiscal year ended December 31, 2000 by (a) each person who served as our chief executive officer during 2000; (b) each of our other four most highly compensated executive officers as of December 31, 2000, each of whose aggregate compensation during our last fiscal year exceeded $100,000; and (c) one additional highly compensated individual who would have been included under (b) above but for the fact that he was no longer serving as an executive officer of the Company as of December 31, 2000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                               ANNUAL COMPENSATION              AWARDS
                                        ----------------------------------   ------------
                                                              OTHER ANNUAL    SECURITIES     ALL OTHER
                                         SALARY     BONUS     COMPENSATION    UNDERLYING    COMPENSATION
     NAME AND PRINCIPAL POSITION         ($)(1)     ($)(2)        ($)         OPTIONS(#)       ($)(3)
     ---------------------------        --------   --------   ------------   ------------   ------------
Julia L. Wainwright...................  $201,744   $275,000       $ --         100,000        $235,000
  Chief Executive Officer
Christopher E. Deyo...................  $201,251   $275,000       $ --         100,000        $235,000
  President
Paul G. Manca.........................  $200,659   $300,000       $ --         175,000        $117,500
  Chief Financial Officer
Ralph Lewis...........................  $203,011   $150,000       $ --          71,000        $375,000(4)
  Vice President of Distribution and
     Logistics
Paul W. Melmon(5).....................  $193,241   $175,000       $ --          93,000        $117,500
  Vice President, Engineering
Kathryn C. Ringewald..................  $147,204   $175,000       $ --          45,000        $ 82,500
  Vice President of Human Resources

- ---------------
(1) Base salary paid to the officer during fiscal 2000.

(2) Retention bonus and performance bonus paid to the Named Officer during fiscal 2000. In addition to retention bonuses detailed under Item
    13 -- Certain Relationships and Related Transactions -- below, the Named Officers were paid the following performance bonuses during 2000: Julia L. Wainwright -- $50,000; Christopher E. Deyo -- $50,000; Paul G.
    Manca -- $75,000; Ralph Lewis -- $75,000; Paul W. Melmon -- $25,000; Kathryn
    C. Ringewald -- $25,000.

(3) Severance paid to the officer during fiscal 2000.

(4) Includes severance of $225,000 and loan forgiveness of $150,000 (signed in January 2001 but earned in fiscal 2000).

(5) Mr. Melmon resigned as the Company's Vice President, Engineering, effective December 22, 2000.

OPTION GRANTS

     The following table provides summary information regarding stock options granted to the Named Officers during the fiscal year ended December 31, 2000. The options were granted pursuant to our 1999 Stock Plan. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent how our stock performed. The actual stock price appreciation over the ten-year option terms are far below the assumed 5% and 10% levels, and all options listed have terminated without being exercised by the Named Officer.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                       -------------------------------------------------------   VALUE AT ASSUMED ANNUAL
                       NUMBER OF      PERCENT OF                                  RATES OF STOCK PRICE
                       SECURITIES   TOTAL OPTIONS                                   APPRECIATION FOR
                       UNDERLYING     GRANTED TO     EXERCISE OR                       OPTION TERM
                        OPTIONS      EMPLOYEES IN     BASE PRICE    EXPIRATION   -----------------------
        NAME           GRANTED(#)   FISCAL YEAR(1)   ($/SHARE)(2)    DATE(3)         5%          10%
        ----           ----------   --------------   ------------   ----------   ----------   ----------
Julia L.
Wainwright...........  100,000(4)        2.7%           $2.0625      05/27/10     $129,710     $328,709
Christopher E.
  Deyo...............  100,000(4)        2.7%           $2.0625      05/27/10     $129,710     $328,709
Paul G. Manca........   40,000(4)        1.1%           $2.0625      05/27/10     $ 51,884     $131,484
                       100,000(5)        2.7%           $2.1250      04/17/10     $133,640     $338,670
                        35,000(6)        0.9%           $6.00        03/17/10     $132,068     $334,686
Ralph Lewis..........   30,000(4)        0.8%           $2.0625      05/27/10     $ 38,913     $ 98,613
                        25,000(6)        0.7%           $6.00        03/17/10     $ 94,334     $239,061
                        16,000(7)        0.4%           $9.00        01/21/10     $ 90,561     $229,499
Paul W. Melmon.......   30,000(4)        0.8%           $2.0625      05/27/10     $ 38,913     $ 98,613
                        55,000(6)        1.5%           $6.00        03/17/10     $207,535     $525,935
                         8,000(7)        0.2%           $9.00        01/21/10     $ 45,280     $114,749
Kathryn C.
  Ringewald..........   15,000(8)        0.4%           $0.6562      08/17/10     $  6,190     $ 15,687
                        20,000(4)        0.5%           $2.0625      05/27/10     $ 25,942     $ 65,742
                        10,000(6)        0.3%           $6.00        03/17/10     $ 37,734     $ 95,625

- ---------------
(1) We granted options for an aggregate of 2,753,325 shares to our employees and consultants under our 1999 Stock Plan and 971,775 shares to our employees and consultants under our 2000 Non-Statutory Stock Option Plan during our fiscal year ended December 31, 2000, for a total of 3,725,100 shares subject to options.

(2) Options were granted at an exercise price equal to the fair market value of the common stock, as determined by our Board of Directors on the date of grant.

(3) All options listed expired without being exercised subsequent to the Named Officer's termination of employment.

(4) The options vested in full six months after the date of grant.

(5) The options would have vested with respect to 1/3 of the shares on April 3, 2001, and with respect to 1/36 of the shares on the third day of each month thereafter.

(6) The options would have vested with respect to 1/3 of the shares on March 17, 2001, and with respect to 1/36 of the shares on the 17th day of each month thereafter.

(7) The options would have vested with respect to 1/4 of the shares on January 21, 2001, and with respect to 1/48 of the shares on the 21st day of each month thereafter.

(8) The options vested with respect to 1/24 of the shares on the 17th day of each month.

OPTION EXERCISES AND HOLDINGS

     The following table provides summary information concerning the shares of common stock acquired in the year ended December 31, 2000, the value realized upon exercise of stock options during that period, and the number and value of unexercised options with respect to each of the named officers as of December 31, 2000. The value was calculated by determining the difference between the fair market value of underlying common stock and the exercise price.

                         FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                SHARES                   UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                              ACQUIRED ON    VALUE             OPTIONS AT               IN-THE-MONEY OPTIONS AT
                               EXERCISE     REALIZED      DECEMBER 31, 2000(#)            DECEMBER 31, 2000($)
            NAME                  (#)        ($)(1)    (EXERCISABLE/UNEXERCISABLE)    (EXERCISABLE/UNEXERCISABLE)
            ----              -----------   --------   ---------------------------   ------------------------------
Julia L. Wainwright.........      --         $  --           100,000/0                     $0/0
Christopher E. Deyo.........      --         $  --           100,000/0                     $0/0
Paul G. Manca...............      --         $  --           102,500/272,500               $0/0
Ralph Lewis.................      --         $  --            67,917/143,083               $0/0
Paul W. Melmon..............      --         $  --            62,250/62,750                $0/0
Kathryn C. Ringewald........      --         $  --            33,563/23,437                $0/0

- ---------------
(1) The amount set forth represents the difference between the fair market value of our underlying common stock at December 29, 2000 (using the closing sale price of $0.09375 reported on the Nasdaq Stock Market on that date) and the exercise price of the option. No options were "in the money."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2000 and upon conversion of all outstanding shares of preferred stock into common stock by:

     - each stockholder known to us to own beneficially more than 5% of our common stock;

     - each of our current directors and the named officers (as defined in the Act); and

     - all current directors and executive officers as a group.

     Except as otherwise noted, the address of each person listed in the table is c/o IPET Holdings, Inc., c/o Diablo Management Group, 379 Diablo Road, Suite 206, Danville, California 94526. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned by each stockholder as of December 31, 2000. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2000 are deemed outstanding although no such options or warrants were actually exercised by the individuals listed prior to their expiration. Those shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percent of beneficial ownership for each stockholder is based on 35,418,735 shares of common stock outstanding as of

December 31, 2000 (assuming conversion of all 1,143,895 outstanding shares of non-voting Series A Preferred Stock into Common Stock).

                                                                            PERCENT OF
                                                              SHARES       COMMON STOCK
                                                           BENEFICIALLY    BENEFICIALLY
                    NAME AND ADDRESS                          OWNED           OWNED
                    ----------------                       ------------    ------------
Amazon.com, Inc..........................................    8,973,029         25.3%
  1200 12th Avenue South, Suite 1200
  Seattle, WA 98108-1226
Entities Affiliated with Hummer Winblad Venture              4,677,114         13.2%
  Partners...............................................
  2 South Park, 2nd Floor
  San Francisco, CA 94107
Petstore.com, Inc........................................    3,700,587         10.4%
  1545 Park Avenue
  Emeryville, CA 94608
Mark J. Britto...........................................    8,973,029         25.3%
  1200 12th Avenue South, Suite 1200
  Seattle, WA 98108-1226
John R. Hummer...........................................    4,677,114         13.2%
  2 South Park, 2nd Floor
  San Francisco, CA 94107
John B. Balousek.........................................      314,394            *
David Chichester.........................................       62,500            *
Michela English..........................................            0            *
Julia L. Wainwright......................................    1,012,318          2.9%
Christopher E. Deyo......................................      623,175          1.8%
Paul G. Manca............................................      110,833            *
Paul W. Melmon...........................................      254,744            *
Ralph E. Lewis...........................................       73,750            *
Kathryn C. Ringewald.....................................      134,673            *
All executive officers and directors as a group (11         16,035,536         44.3%
  persons)...............................................

- ---------------
* Less than 1% of the outstanding shares of common stock.

     The beneficial ownership for entities affiliated with Hummer Winblad Venture Partners is comprised of 2,631,337 shares held by Hummer Winblad Venture Partners III, L.P., 138,491 shares held by Hummer Winblad Technology Fund III, L.P., 76,291 shares held by Hummer Winblad Technology Partners III, L.P., and 1,830,995 shares held by Hummer Winblad Venture Partners IV, L.P. The general partner of each of the first three funds listed in the first sentence of this paragraph is Hummer Winblad Equity Partners III, LLC, and the general partner of the fourth fund is Hummer Winblad Equity Partners IV, LLC. The members of each of the foregoing general partners are principals of Hummer Winblad Venture Partners.

     The beneficial ownership for Mark J. Britto is comprised of 8,973,029 shares held by Amazon.com. As of December 31, 2000, Mr. Britto was a director of the Company and Vice President of Strategic Alliances of Amazon.com and he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

     The beneficial ownership for John R. Hummer is comprised of 2,631,337 shares held by Hummer Winblad Venture Partners III, L.P., 138,491 shares held by Hummer Winblad Technology Fund III, L.P., 1,830,995 shares held by Hummer Winblad Venture Partners IV, L.P., and 76,291 shares held by Hummer Winblad Technology Partners III, L.P. As of December 31, 2000, Mr. Hummer was a director of the Company and a member of each of Hummer Winblad Equity Partners III, LLC and Hummer Winblad Equity Partners IV, LLC, the general partners for the four investment funds listed in the first two sentences of this paragraph, and he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

     The beneficial ownership for John B. Balousek includes 15,894 shares held by the Balousek Family Ltd. Partnership and 262,500 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for David Chichester includes 62,500 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for Julie L. Wainwright includes 100,000 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for Christopher E. Deyo includes 100,000 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for Paul G. Manca includes 110,833 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for Paul W. Melmon includes, 63,584 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for Ralph Lewis includes 73,750 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for Kathryn C. Ringewald includes 34,063 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     The beneficial ownership for our executive officers and directors as a group includes 797,396 shares under outstanding stock options that are currently exercisable or exercisable within 60 days of December 31, 2000.

     None of the options included above that were exercisable as of December 31, 2000 or within 60 days thereafter were subsequently exercised by the indicated holders prior to their expiration.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following individuals who were officers or directors of the Company prior to our dissolution are parties to retention bonus agreements with the Company which provided for payment to them of bonus compensation and severance in the amounts specified (less applicable withholding tax) in the event of a change of control or the liquidation, dissolution or winding up of the Company. These retention bonus agreements were adopted by the Company's Board of Directors at various times since April 2000 to help ensure that the Company's executive officers had sufficient incentives to remain with the Company and maximize the value of the Company's business and its assets in the event of: (i) a financing in which the Company raised at least $10 million; (ii) a merger or sale of the Company resulting in a change of control; (iii) liquidation of the Company. If none of the foregoing occurred, then the retention bonuses were intended to guarantee the individual's continued service with respect to the Company's ongoing operations through March 1, 2001; however, the Company ceased all formal operations on January 18, 2001, at which time the Company was formally dissolved as effected by the filing of a Certificate of Dissolution with the Delaware Secretary of State which became effective as of such date. Retention bonuses were paid to the individuals listed below in December 2000. In addition, each of the officers or directors listed was entitled to receive severance payments for a period corresponding to the number of months set forth below following his or her termination date (the "Severance Period") equal to his or her current base monthly salary, a pro-rated amount of such employee's "target bonus" based on the first three quarters in the year in which the termination occurred, and continuation of health and life insurance benefits through the end of the Severance

Period (all subject to applicable withholding tax). The severance listed below was also paid to each of the indicated persons in December 2000.

                                                                     MONTHS IN     TOTAL      PRO-RATED
                                                         BONUS       SEVERANCE   SEVERANCE   TARGET BONUS
            NAME                     POSITION         COMPENSATION    PERIOD      PAYMENT        PAID
            ----                     --------         ------------   ---------   ---------   ------------
Julie L. Wainwright.........  Chief Executive           $225,000        12       $235,000       $    0
                              Officer and Chairman
                              of the Board of
                              Directors
Christopher E. Deyo.........  President                 $225,000        12       $235,000       $    0
Paul G. Manca...............  Chief Financial           $225,000         6       $117,500       $    0
                              Officer
John R. Benjamin............  Vice President of         $ 75,000         6       $ 77,500       $1,550
                              Merchandising
John M. Hollon..............  Vice President of         $ 75,000         6       $ 75,000       $1,875
                              Editorial
Diane R. Hourany............  Vice President of         $ 75,000        12       $160,000       $2,000
                              Customer Service
Ralph E. Lewis..............  Senior Vice President     $ 75,000        12       $225,000       $1,125
                              of Distribution and
                              Logistics
Paul W. Melmon..............  Chief Information         $150,000         6       $117,500       $1,763
                              Officer
Kathryn C. Ringewald........  Vice President of         $150,000         6       $ 82,500       $1,031
                              Human Resources
Matthew K. Gee..............  Senior Vice President     $ 75,000         6       $105,000       $2,100
                              of Merchandising

     On November 4, 2000, the Board of Directors elected not to repurchase shares of unvested stock that had previously been acquired by employees pursuant to restricted stock purchase agreements, through early exercise of employee stock options or otherwise. As a result of that action, the Company's repurchase right lapsed with respect to the indicated number of shares held by the individuals below, at the specified purchase prices, and such individuals will receive a pro rata distribution of stockholder proceeds (currently estimated to be approximately $0.20 per share) based on their total shareholdings, including those shares set forth below for which the Company's repurchase right was waived.

                                                            NUMBER OF SHARES       PER SHARE
                                                                FOR WHICH          PURCHASE
                         NAME                            REPURCHASE RIGHT LAPSED     PRICE
                         ----                            -----------------------   ---------
Julia D. Wainwright....................................          559,228            $0.0125
Christopher E. Deyo....................................          326,985            $0.1875
Paul G. Manca..........................................               --                 --
John R. Benjamin.......................................               --                 --
John M. Hollon.........................................           62,500            $0.1875
Diane R. Hourany.......................................           78,602            $0.1875
Ralph E. Lewis.........................................               --                 --
Paul W. Melmon.........................................          119,475            $0.1875
Kathryn C. Ringewald...................................           60,785            $0.1875
Mathew Gee.............................................               --                 --
OUTSIDE DIRECTORS
John B. Balousek.......................................           27,000            $0.1875
David Chichester.......................................               --                 --

     The table below sets forth information relating to stock options held by each officer of the Company as well as two outside directors of the Company, as of December 31, 2000. Other than as set forth below, in connection with its approval and adoption of the Plan, the Board did not grant acceleration of unvested, unexercised stock options, which options therefore terminated upon dissolution of the Company.

                                                                                                        WEIGHTED
                                                            ACCELERATION                                AVERAGE
                                                               DUE TO      ACCELERATION                 EXERCISE
                                  TOTAL                       ORIGINAL        DUE TO        "IN THE     PRICE OF
                                 OPTIONS         VESTED        OPTION        RETENTION       MONEY"      VESTED
            NAME              OUTSTANDING(1)   OPTIONS(1)    AGREEMENTS    AGREEMENTS(2)   OPTIONS(3)   OPTIONS
            ----              --------------   ----------   ------------   -------------   ----------   --------
Julia D. Wainwright.........     100,000        100,000         --                --             --     $2.0625
Christopher E. Deyo.........     100,000        100,000         --                --             --     $2.0625
Paul G. Manca...............     375,000        102,500         --                --             --     $1.3765
John R. Benjamin............     150,600         57,600         --            23,250         28,500     $1.1051
John M. Hollon..............      58,000         22,167         --             8,958             --     $2.0442
Diane R. Hourany............      30,000         20,000         --                --             --     $2.0625
Ralph E. Lewis..............     211,000         67,917         --                --             --     $1.9578
Paul W. Melmon..............     125,000         41,333         --            20,917             --     $1.7540
Kathryn C. Ringewald........      57,000         25,750         --             7,813             --     $1.9023
Matthew K. Gee..............     215,000             --         --            53,750             --     $1.0625
OUTSIDE DIRECTORS
John B. Balousek............     300,000        254,167         --                --             --     $0.9559
David Chichester............     100,000         54,167         --                --             --     $2.0625

- ---------------
(1) As of December 31, 2000. All options listed have expired without being exercised.

(2) If the individual is terminated without cause within one year of a liquidation or change of control, 25% of the person's unvested shares will vest. The number of shares set forth in the table represent 25% of the individual's unvested shares as of December 31, 2000.

(3) Aggregate number of options exercisable at prices below the estimated initial distribution per share of $0.20.

     The Company loaned Ralph Lewis $150,000 pursuant to a Loan Agreement dated May 1, 2000 in connection with the sale of Mr. Lewis's prior residence and relocation to the San Francisco Bay area. Mr. Lewis issued the Company a full recourse demand promissory note for the principal amount of the loan, which note was forgiven by the Company on January 2, 2001 pursuant to the terms of the Loan Agreement in the event of the Company's dissolution.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are the subject of a Form 12b-25 filed with the Securities and Exchange Commission on March 30, 2001 and they will be filed at a later date pursuant to an amendment to this Form 10-K.

     (1) Financial Statements and Report of Stempek Associates

     (2) Financial Statement Schedules

     The following documents are filed as part of this report:

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        See Exhibit Index.

(b) Reports on Form 8-K

     We filed Current Reports on Form 8-K and Form 8-K/A on July 28, 2000 and September 26 2000, respectively, with the Securities and Exchange Commission to announce the signing on June 12, 2000 and closing on July 13, 2000 of a definitive agreement pursuant to which we acquired certain strategic assets and partnerships of Petstore.com, Inc., one of our former competitors in the online pet product retail space. We also disclosed that in connection with the PetStore acquisition we entered into a Tenancy and Promotion Agreement dated June 12, 2000 with Discovery.com, Inc. and an Amended and Restated Marketing and Promotion Agreement dated June 8, 2000 with Safeway Inc. The acquisition of PetStore assets was accounted for as a purchase, and accordingly, the operating results of Petstore.com were included in our consolidated financial statements from the date of closing.

     We filed a Current Report on Form 8-K on November 7, 2000 with the Securities and Exchange Commission disclosing that our Board of Directors had decided on November 4, 2000 that if no viable offers to acquire or fund the Company were received by November 7, 2000, that we would commence an orderly wind-down of our operations, including the lay-off of a majority of our employees and sales of our remaining assets.

     We filed a Current Report on Form 8-K on January 17, 2001 with the Securities and Exchange Commission announcing that at a Special Meeting of Stockholders held on January 16, 2001 our stockholders had approved our Plan of Complete Liquidation and Dissolution and the change of our name from Pets.com, Inc. to IPET Holdings, Inc. We also disclosed that our Certificate of Dissolution filed with the Delaware Secretary of State would take effect as of January 18, 2001, that our stock transfer books would be closed as of the close of business on that date, that the proportionate interests of our stockholders would be fixed and any future distribution of proceeds to stockholders would be made on the basis of their respective stock holdings as of that time, and that our stock would be delisted by Nasdaq as of that date. We also announced that our executive officers and directors resigned on January 16, 2001, effective immediately after the stockholder meeting, and that Richard Couch of Diablo Management Group had been retained by the former Board to act as sole director and Chief Executive Officer of IPET Holdings, Inc. and that Diablo Management Group would handle the remaining issues in connection with our wind-down and dissolution.

     We filed a Current Report on Form 8-K on March 27, 2001 with the Securities and Exchange Commission announcing that we had engaged Stempek Associates as our new independent auditors for the fiscal year ended December 31, 2000 to replace the firm of Ernst and Young LLP, who declined to stand for reelection as our auditors effective March 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IPET HOLDINGS, INC.

                                          By:     /s/ RICHARD G. COUCH
                                            ------------------------------------
                                                      Richard G. Couch
                                            Chief Executive Officer, President,
                                             Secretary, Chief Financial Officer
                                                             and
                                                         Treasurer

Date: March 30, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard G. Couch, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ RICHARD G. COUCH                      Chief Executive Officer,      March 30, 2001
- -----------------------------------------------------    President, Secretary, Chief
                  Richard G. Couch                     Financial Officer and Treasurer
                                                        (Principal Executive Officer)
                                                          (Principal Financial and
                                                             Accounting Officer)

                /s/ RICHARD G. COUCH                            Sole Director           March 30, 2001
- -----------------------------------------------------
                  Richard G. Couch

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 1.1*         Form of U.S. Purchase Agreement.
 1.2*         Form of Intersyndicate Agreement.
 2.1***       Asset Purchase Agreement dated June 12, 2000, among the
              Company, P-Sub Corporation and Petstore.com, Inc.
 2.2++++      Plan of Complete Liquidation and Dissolution of the Company.
 3.1*         Fifth Amended and Restated Articles of Incorporation of the
              Company.
 3.2*         Form of First Amended and Restated Certificate of
              Incorporation of the Company.
 3.3*         Bylaws of the Company, as amended.
 3.4*         Form of Bylaws of the Company (proposed).
 4.1*         Form of the Company's common stock certificate.
 4.1.1***     Certificate of Designation of Rights, Preferences and
              Privileges of Series A Preferred Stock of Pets.com, Inc.
              dated June 8, 2000.
 4.2***       Amendment No. 1 to Amended and Restated Rights Agreement
              dated July 13, 2000, among the Company and certain
              stockholders of the Company.
 4.3***       Registration Rights Agreement dated July 13, 2000, among the
              Company and Petstore.com, Inc.
 9.1***       Voting Agreement dated July 13, 2000, among the Company,
              Petstore.com, Inc., Discovery.com, Inc. and certain
              stockholders of the Company.
10.1*         Form of Indemnification Agreement between the Company and
              each of its former officers and directors.
10.1.1++      Retention Bonus Arrangements between the Company and its
              officers
10.2.1*       1999 Stock Plan, as amended.
10.2.2*       2000 Employee Stock Purchase Plan.
10.2.3****    2000 Non-Statutory Stock Option Plan.
10.2.4++      Addendum to Key Employee Retention Agreements between the
              Company and its officers.
10.3*         Common Stock Purchase Agreement with Greg McLemore dated
              February 17, 1999.
10.4*         Restricted Stock Purchase Agreement dated March 10, 1999
              with Julia Wainwright.
10.5*         Bill of Sale and Assignment with Greg McLemore and Koala
              Computer Products dated February 17, 1999.
10.6*         Offer Letter dated March 4, 1999 with Julia L. Wainwright.
10.7*         Offer Letter dated March 19, 1999 with Kathryn C. Ringewald.
10.8*         Offer Letter dated March 24, 1999 with Christopher E. Deyo.
10.9*         Offer Letter dated March 26, 1999 with John M. Hollon.
10.10*        Offer Letter dated April 7, 1999 with Paul G. Melmon.
10.11*        Offer Letter dated April 21, 1999 with John R. Benjamin.
10.12*        Offer Letter dated April 22, 1999 with Diane R. Hourany.
10.13*        Offer Letter dated May 1, 1999 with Sue Ann Latterman.
10.14*        Offer Letter dated May 5, 1999 with John A. Hommeyer.
10.15*        Offer Letter dated August 20, 1999 with Paul G. Manca.
10.16*        Revised Offer Letter, as amended, dated November 15, 1999
              with Ralph E. Lewis.
10.17*        Series A Preferred Stock Purchase Agreement dated April 22,
              1999.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
10.18*+       Advertising Agreement with Amazon.com dated April 22, 1999.
10.19*        Software License and Service Agreement with BroadVision,
              Inc. dated May 15, 1999.
10.20*        Series B Preferred Stock Purchase Agreement dated June 18,
              1999.
10.21*        License and Integration Agreement with Quality Software
              Systems, Inc. dated June 25, 1999.
10.22*        PetPlace.com, Inc. Series A Preferred Stock Purchase
              Agreement dated November 12, 1999.
10.23*        Series B Preferred Stock and Convertible Note Purchase
              Agreement dated November 5, 1999.
10.24*        Amended and Restated Investors' Rights Agreement dated
              January 18, 2000.
10.25*+       Lease Agreement, as amended, with the Paulsen Family
              Partnership dated April 8, 1999 for offices at 435 Brannan
              Street, San Francisco, California.
10.26*+       Sublease Agreement, as amended, with National Distribution
              Agency, Inc. dated July 1, 1999 for a warehouse and
              distribution center at 33201 Dowe Avenue, Union City,
              California.
10.27*+       Lease Agreement with Bryant Springs L.L.C. dated September
              20, 1999 for offices at 945 Bryant Street, San Francisco,
              California.
10.28*        Lease Agreement with Rosenburg SOMA Investments IV, L.L.C.
              dated September 27, 1999 for a warehouse and distribution
              center at 150-160 King Street, San Francisco, California.
10.29*        Lease Agreement with Whipple Properties 1001, L.L.C. dated
              November 5, 1999 for a warehouse and distribution center at
              1035 Whipple Road, Hayward, California.
10.30*+       Lease Agreement with Precedent Industrial Group L.L.C. dated
              December 7, 1999 for a warehouse and distribution center at
              Building Number 1, Precedent South Business Center,
              Greenwood, Indiana.
10.32*+       Exclusive Cross Marketing Agreement with PetPlace.com, Inc.
              dated September 17, 1999.
10.33*        Sponsorship Agreement with American Veterinary Medical
              Foundation dated October 21, 1999.
10.34*        Exclusive Sponsorship Agreement with American Veterinary
              Medical Foundation dated October 21, 1999.
10.35*+       Content Partnership/Distribution Agreement with Buena Vista
              Internet Group and Infoseek Corporation dated January 15,
              2000.
10.36*        Series C Preferred Stock Purchase Agreement dated January
              18, 2000.
10.37**       Exclusive Distribution with Salt H(2)0 Headquarters, Inc.
              dated December 8, 1999 and Amendment to Exclusive
              Distribution Agreement dated April 28, 2000.
10.38**       Yahoo! Remote Merchant Integration (RMI) Agreement dated as of February 3, 2000 with Yahoo! Inc.
10.39**       Exclusive Representation Agreement dated March 20, 2000 with
              Brian P. Hakan & Associates, Inc.
10.39.1***    Amended and Restated Marketing and Promotion Agreement dated
              June 8, 2000, among the Company and Safeway Inc.
10.40***      Securities Purchase Agreement dated June 12, 2000 among the
              Company and Discovery.com, Inc.
10.41***      Tenancy and Promotion Agreement dated June 12, 2000, among the Company and Discovery.com, Inc.
10.42*****    Change of Control Agreement with Paul G. Manca dated March
              17, 2000.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
10.43*****    Form of Key Employee Retention Agreement with the Company's
              Chief Executive Officer and the Company's President.
10.44*****    Form of Key Employees Retention Agreement with each of the
              Company's Vice Presidents.
10.45*****    Loan Agreement with Ralph Lewis dated May 1, 2000, together with Promissory Note.
10.46         Form of Agreement re: Settlement and Release of Claims and
              Interests dated December, 2000 by and among the Company,
              Buena Vista Internet Group, Catalyst Investments, LLC,
              Infoseek Corporation and the Walt Disney Company.
10.47         Form of Asset Purchase Agreement dated as of December 20,
              2000 among Petsmart.com, Inc., the Company and P-Sub
              Corporation.
10.48         Compensation schedule for Diablo Management Group.
16.1+++       Letter from Ernst & Young LLP to the Securities and Exchange
              Commission dated March 26, 2001.
23.1+++++     Consent of Independent Auditors.
24.1          Power of Attorney (see page 22).

- ---------------


*          Previously filed with our Registration Statement on Form S-1
           (#333-92433) and incorporated herein by reference.

** Previously filed on May 15, 2000 with our Quarterly Report on Form 10-Q (#000-29387) for the quarter ended March 31, 2000 and incorporated herein by reference.

***        Previously filed with our Current Report on Form 8-K
           (#000-29387) dated July 13, 2000 and filed on July 28, 2000 and incorporated herein by reference.

****       Previously filed with our Registration Statement on Form S-8
           (#333-42410) on July 28, 2000 and incorporated herein by reference.

*****      Previously filed on August 14, 2000 with our Quarterly
           Report on Form 10-Q (#000-29387) for the quarter ended June
           30, 2000 and incorporated herein by reference.

++         Previously filed on November 14, 2000 with our Quarterly
           Report on Form 10-Q (#000-29387) for the quarter ended
           September 30, 2000 and incorporated herein by reference.

+++        Previously filed with our Current Report on Form 8-K
           (#000-29387) dated March 20, 2001 and filed on March 27,
           2001 and incorporated herein by reference.

++++ Previously filed with our Definitive Proxy Statement pursuant to Schedule 14A of the Securities Exchange Act of 1934 (#000-29387) dated and filed on December 28, 2000 and incorporated herein by reference.

+++++      To be filed by amendment on Form 10-K/A.

+ Material has been omitted pursuant to a request for confidential treatment.