Form 10-Q
period 2001-03-31
PETS COM INC
filed 2001-05-21
CIK 1100683

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              -------------------


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________


                             Commission File Number
                                   000- 29387


                               IPET HOLDINGS, INC.
                            (FORMERLY PETS.COM, INC.)
             (Exact name of registrant as specified in its charter)


            Delaware                                             95-4730753
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)


                           c/o Diablo Management Group
                           379 Diablo Road, Suite 206
                               Danville, CA 94526
                    (Address of principal executive offices)


                                 (925) 552-1299
                         (Registrant's telephone number)


           Former Address: 945 Bryant Street, San Francisco, CA 94103 (Former name or former address, if changed since last year)

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of Common Stock, $.00125 par value, outstanding on January 18, 2001 (the effective date of filing of the Company's Certificate of Dissolution with the Delaware Secretary of State) was 34,216,705 (assuming the conversion of 1,143,895 shares of outstanding non-voting Series A Preferred Stock into Common Stock).

                               IPET HOLDINGS, INC.

                                    CONTENTS

PART I  -- FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                          --------
Item 1.   Condensed Financial Statements (unaudited):
          Condensed Statement of Net Assets in Liquidation as of March 31, 2001
            and December 31, 2000..........................................................  3
          Condensed Statement of  Liquidating Activities for the 3-month period ended
            March 31, 2001.................................................................  4
          Notes to Condensed Financial Statements..........................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................  6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................... 12

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings................................................................ 12

Item 2.   Changes in Securities and Use of Proceeds........................................ 12

Item 3.   Defaults upon Senior Securities.................................................. 13

Item 4.   Submission of Matters to a Vote of Security Holders.............................. 13

Item 5.   Other Information................................................................ 13

Item 6.   Exhibits and Reports on Form 8K.................................................. 14


SIGNATURES................................................................................. 14

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements


                               IPET HOLDINGS, INC.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)


                                                                  March 31,    December 31,
                                                                    2001          2000
                                                                  ---------    ------------
                                                                      (unaudited)
ASSETS
  Cash and cash equivalents .....................................   $9,024        $10,154
  Realization value of assets sold and to be sold ...............                   1,215
  Certificates of deposit securing standby letters of credit ....      753          1,026
  Prepaid rent and unleased building deposits ...................      156            100
                                                                    ------        -------
Total assets ....................................................    9,933         12,495

LIABILITIES
  Payables to suppliers and other creditors .....................      868          1,367
  Accrued compensation for former employees .....................                     762
                                                                    ------        -------
Total liabilities ...............................................      868          2,129
                                                                    ------        -------
Net assets in liquidation .......................................   $9,065        $10,366
                                                                    ======        =======


See accompanying notes to condensed financial statements.

                              IPET HOLDINGS, INC.

                      STATEMENT OF LIQUIDATING ACTIVITIES
                                 (in thousands)


                                                                        Quarter Ended
                                                                           March 31
                                                                             2001
                                                                        -------------
EXPENSES AND INCOME DURING REPORTING PERIOD:
      Insurance for former officers and directors.......................      $  (783)
      Leases not yet terminated on former operating facilities..........         (368)
      Management, legal and consulting services regarding liquidation...         (214)
      Other expenses net of refunds and recoveries......................          (66)
      Earnings on cash and cash equivalents.............................          130
                                                                             --------
Decrease in net assets in liquidation...................................       (1,301)

NET ASSETS IN LIQUIDATION - beginning of period.........................       10,366
                                                                              -------
NET ASSETS IN LIQUIDATION - end of period...............................      $ 9,065
                                                                              =======

Components of changes in net assets in liquidation:

      Realization of value of assets sold or to be sold.................      $(1,215)
      Release of certificates of deposit to cash and cash equivalents...         (273)
      Settlement of payables to suppliers and other creditors...........          499
      Payment of accrued compensation...................................          762
      Payment of rent in advance........................................           56
                                                                              -------
      Subtotal..........................................................         (171)
      Decrease in cash and cash equivalents.............................       (1,130)
                                                                              -------
Decrease in net assets in liquidation...................................      $(1,301)
                                                                              ========


See accompanying notes to condensed financial statements.

                               IPET HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.      Basis of Presentation

        The accompanying unaudited financial statements of IPET Holdings, Inc., (the "Company"), have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation for interim financial information and with consideration given to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim period presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, to be included in the Company's Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission. Because the examination of the December 31, 2000 financial statements has not yet been completed, the unaudited financial statements for such period included herein are subject to further changes, which changes will be reflected in the audited financial statements for the year ended December
31, 2000 to be included in the Company's Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year

        On November 4, 2000 the board of directors of the Company approved the orderly wind down and cessation of the Company's operations and on January 16, 2001 the stockholders of the Company approved the Company's Plan of Complete Liquidation and Dissolution (See Note 2). The accompanying unaudited financial statements include adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to the Company's decision to cease operations. As of March 31, 2001, and December 31, 2000, substantially all merchantable inventory and fixtures and equipment and several of the intangible assets, including the URL, domain name and certain content, had been sold and a lease termination residual had been negotiated. Therefore, they are recorded at the amounts to be ultimately collected. Other intangible assets including the Sock Puppet brand icon and related royalties, advertising and marketing agreements, software licensing agreements and other investments and agreements with PetStore.com, Inc., Discovery.com, Inc., and Safeway, Inc., have been completely written off. Payables to suppliers and creditors are being estimated and/or individually negotiated and are recorded at the amounts so determined. Accrued compensation has been recorded at the amounts actually paid to terminated employees.

        It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors will agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. Differences between the revalued amounts and actual cash transactions will be recognized in the period that they can be reasonably estimated.

2.      Orderly Wind Down and Cessation of Operations

        On November 4, 2000, the Board of Directors of the Company unanimously approved the orderly wind down of its operations. On January 16, 2001, the Company's stockholders approved the Company's Plan of Complete Liquidation and Dissolution, and the Company filed a Certificate of Dissolution with the Delaware Secretary of State which became effective as of January 18, 2001.

        On November 7, 2000, the Company commenced the process of winding down and ceasing its operating activities to include terminating its employees, selling its assets and settling its obligations, including leases. Through January 16, 2001, such activities were managed and conducted by the Company's executive officers, management team and personnel. On January 16, 2001, the Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer of the Company. During the quarter ended March 31, 2001, Diablo Management Group has been paid $114,427 for its services.

        Between January 1 and March 31, 2001, the Company terminated and paid its remaining 33 employees, culminated extinguishing the lease and collecting a $400,000 termination residual for its facilities at 435 Brannan Street, San Francisco, California, realized collections of $815,000 from sales of inventory, fixtures and equipment the URL domain name and other intangible assets, and it settled payables to suppliers and other creditors in the amount of $499,000. In addition, the Company negotiated an agreement to extinguish the lease for its facilities at 945 Bryant Street, San Francisco, California, which resulted in the termination of such lease as of April 15, 2001. The Company also vacated its Indiana distribution center in January 2001 and concluded all lease obligations relating thereto. Certificates of deposit, totaling $273,000, securing standby letters of credit furnished as collateral for a lease and credit card processing arrangement, were released. The Company is currently continuing the process of liquidating its remaining assets and settling its remaining liabilities.

        The Company may not be able to find qualified buyers for the remainder of its assets at prices necessary to generate significant additional cash to satisfy its future obligations and selling costs. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, the Company may not be able to negotiate the orderly wind down of its obligations to creditors. These include, without limitation, long-term contractual payment and performance obligations associated with the Company's remaining building and facilities lease in Union City, California, business agreements with third parties, and agreements with vendors and broadband service providers. As a result of these and other risks the timing of any distribution to stockholders is uncertain at this time.

3.      Lease Obligation

        The Company is obligated under a lease for facilities in Union City, California, calling for minimum monthly payments in the amount of $56,118 through August 14, 2004. In addition, the lease provides for increases of up to 6% of the then minimum amount on April 15, 2001, and December 15, 2002. Management, in conjunction with the landlord, is aggressively pursuing opportunities to lease the space. A recorded liability for the lease has not been reported on the Statement of Net Assets in Liquidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

        This discussion contains forward-looking statements. These statements relate to future events or future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. These statements are based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other words that convey uncertainty of future events or outcomes. These statements are only predictions. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with the wind down of our business. In evaluating these statements, you should consider various factors, including the risks outlined in
(i) the Risk Factors section under Item 2 of this Report, (ii) the Risk Factors section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 2, 2001, and (iii) other reports we filed from time to time with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

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


OVERVIEW

        IPET Holdings, Inc., formerly Pets.com, Inc., operated as an online retailer of pet products, integrating product sales with expert information on pets and their care. We commenced operations in February 1999. Certain assets related to our Web store, including the Pets.com domain name and numerous pet-related URL's and internet domain names, were sold to us from a third party concurrent with our first round of venture capital investment in April 1999.

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


DISSOLUTION

        On January 16, 2001, our stockholders approved the Plan as well as a proposal to change our name from Pets.com, Inc. to IPET Holdings, Inc. On January 16, 2001, we filed with the Delaware Secretary of State an amendment to our Certificate of Incorporation to effect the name change and on January 18, 2001 we filed a Certificate of Dissolution which took effect on that date. At the close of business on January 18, 2001, we also closed our stock transfer books, discontinued recording transfers of Common Stock, and our Common Stock was delisted from the Nasdaq Stock Market. Thereafter, certificates representing our Common Stock were no longer assignable or transferable on the books of the Company. Accordingly, the proportionate interests of all of our stockholders are fixed on the basis of their respective stock holdings at the close of business on January 18, 2001, and any distributions made by the Company after this date will be made solely to the stockholders of record at the close of business on January 18, 2001.

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

        As of January 16, 2001, we had vacated all facilities and terminated four of our five building leases. We are currently working with the landlord at our Union City, California distribution center to complete repairs and establish a new tenant for the facility. All of our inventory, furniture, computer equipment, and warehouse equipment has been sold. We have also completed the sale of most of our domain names, trademarks and other intellectual property. We are working to sell the Sock Puppet brand icon and other remaining domain names. The collection of our receivables has been completed. We still must address the majority of our trade payables and we are working with our major vendors to reduce our overall cash liabilities. There are a number of tax filings that must be completed with their related costs. At this time it is unclear exactly when or how large a distribution can be made to our stockholders. It is important that we complete an independent audit, gain release from our creditors, resolve any tax liabilities, complete the termination of our remaining building lease and make sure that all other potential liabilities have been resolved before we can announce or make any distribution of remaining proceeds to our stockholders.

ACTIVITIES WHILE IN LIQUIDATION

        The following table sets forth our unaudited quarterly liquidating activities data for the three months ended March 31, 2001. This unaudited periodic information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation for interim financial information.

                                                                  Three Months Ended
                                                                    March 31, 2001
                                                                    --------------
EXPENSES AND INCOME DURING REPORTING PERIOD:
Insurance for former officers and directors ................            $  (783)
Leases not yet terminated on former operating facilities ...               (368)
Management, legal and consulting services regarding
  liquidation ..............................................               (214)
Other expenses net of refunds and recoveries ...............                (66)
Earnings on cash and cash equivalents ......................                130
                                                                        -------
Decrease in net assets in liquidation ......................            $(1,301)
                                                                        =======

COMPONENTS OF CHANGES IN NET ASSETS IN LIQUIDATION:
Realization of value of assets sold or to be sold ..........            $(1,215)
Release of certificates of deposit to cash and cash
  equivalents ..............................................               (273)
Settlement of payables to suppliers and other creditors ....                499
Payment of accrued compensation ............................                762
Payment of rent in advance .................................                 56
                                                                        -------

Sub-total ..................................................               (171)
Decrease in cash and cash equivalents ......................             (1,130)
                                                                        -------
Decrease in net assets in liquidation ......................            $(1,301)
                                                                        =======

        On January 16, 2001, the Company's stockholders approved the Company's Plan of Complete Liquidation and Dissolution and on January 18, 2001 the Company filed a Certificate of Dissolution with the Delaware Secretary of State which became effective as of that date. In addition, on January 16, 2001, Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer of the Company.

        Expenses And Income During Reporting Period. During the three months ended March 31, 2001, the Company purchased a directors and officers liability insurance policy, made regular monthly rent payments for its former operating facilities until, except for the facility in Union City, California, the leases for our facilities were released, engaged the services of professionals to manage and assist with the liquidation process and pursued asset sales and recoveries. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit.

        Components Of Changes In Net Assets In Liquidation. During the three months ended March 31, 2001, the Company terminated and paid its remaining 33 employees, culminated extinguishing the lease and collecting a $400,000 termination residual for it facilities at 435 Brannan Street, San Francisco, California, realized collections of $815,000 from sales of inventory, fixtures and equipment, the URL domain name and other intangible assets and settled payables to suppliers and other creditors in the amount of $499,000. In addition, the Company negotiated an agreement to extinguish, on April 15, 2001, the lease for its facilities at 945 Bryant Street, San Francisco, California. Certificates of deposit, totaling $273,000, securing standby letters of credit furnished as collateral for a lease and credit card processing arrangement, were released. The Company is currently continuing the process of liquidating its remaining assets and settling its remaining liabilities.

RISK FACTORS

        This Quarterly Report on Form 10-Q contains certain forward looking statements, including statements concerning the Company's future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some remaining assets of the Company may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect of such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to the Company. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

        Our business, financial condition or results could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the proceeds we plan to distribute to our stockholders may be adversely affected.

STOCKHOLDERS MAY BE LIABLE TO CREDITORS OF THE COMPANY FOR UP TO AMOUNTS RECEIVED FROM THE COMPANY IF THE COMPANY'S RESERVES ARE INADEQUATE.

        A Certificate of Dissolution was filed with the State of Delaware and became effective as of January 18, 2001, dissolving the Company as of that date. Pursuant to the Delaware General Corporation Law (the "DGCL"), the Company will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under the DGCL, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities.


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


THE PROCEEDS FROM THE SALE OF OUR ASSETS MAY BE LESS THAN ANTICIPATED.

        Sales of our remaining assets, which include the Sock Puppet brand icon and miscellaneous domain names, will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. Because some of our remaining assets, particularly intellectual property assets, may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation.


WE MAY BE UNABLE TO NEGOTIATE SETTLEMENTS WITH RESPECT TO OUR REMAINING LIABILITIES.

        We are currently in the process of negotiating settlements with respect to our remaining obligations and liabilities which include without limitation building and facilities leases, tax obligations, claims by licensees, contracts and trade payables with third parties including vendors and broadband service providers. If we are unable to successfully negotiate termination of these obligations, we will have fewer cash proceeds to distribute to our stockholders.


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


WE HAVE NOT COMPLETED THE AUDIT OF OUR FISCAL 2000 FINANCIALS THAT ARE TO BE FILED WITH OUR ANNUAL REPORT ON FORM 10-K/A.

        Because the examination of our December 31, 2000 financial statements has not yet been completed, the unaudited financial statements for such period included herein are subject to further changes, which changes will be reflected in the audited financial statements for the year ended December 31, 2000 to be included in the Company's Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission. There can be no assurance that such changes will not be significant.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        We are not currently subject to any material legal proceedings. However, it is possible that we may become a party to various legal proceeding arising from the settlement of our outstanding liabilities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (a)    Not applicable.

        (b)    Not applicable.

        (c) Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

               (a)    Securities Sold.  None.

               (b)    Not Applicable.

               (c)    Not Applicable.

               (d)    Not Applicable.

               (e)    Not Applicable.

        (d)    (f)    Use of Proceeds from sale of Registered Securities.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) On January 16, 2001, we held a Special Meeting of Stockholders in connection with the proposed Plan of Complete Liquidation and Dissolution of the Company and an amendment to our Amended and Restated Certificate of Incorporation to change the Company's name from Pets.com, Inc. to IPET Holdings, Inc. There were present at the meeting, in person or represented by proxy, the holders of 18,484,284 shares of our common stock, which represented approximately 53.93% of the outstanding shares of common stock entitled to vote.

(b)     Not applicable.

(c) The matters voted on at the Special Meeting and the votes cast were as follows:

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

(d)     Not applicable.


ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Not applicable.

(b) We filed a Current Report on Form 8-K on January 17, 2001 with the Securities and Exchange Commission announcing that at a Special Meeting of Stockholders held on January 16, 2001 our stockholders had approved our Plan of Complete Liquidation and Dissolution and the change of our name from Pets.com, Inc. to IPET Holdings, Inc. We also disclosed that our Certificate of Dissolution filed with the Delaware Secretary of State would take effect as of January 18, 2001, that our stock transfer books would be closed as of the close of business on that date, that the proportionate interests of our stockholders would be fixed and any future distribution of proceeds to stockholders would be made on the basis of their respective stock holdings as of that time, and that our stock would be delisted by Nasdaq as of that date. We also announced that our executive officers and directors resigned on January 16, 2001, effective immediately after the stockholder meeting, and that Richard Couch of Diablo Management Group had been retained by the former Board to act as sole director and Chief Executive Officer of IPET Holdings, Inc. and that Diablo Management Group would handle the remaining issues in connection with our wind-down and dissolution.

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



                          IPET HOLDINGS, INC.



                          By:               /s/ RICHARD G. COUCH
                             ---------------------------------------------------
                                              Richard G. Couch
                                Chief Executive Officer, President, Secretary,
                                     Chief Financial Officer and Treasurer

Date:  May 21, 2001