Form 10-Q
period 2001-06-30
PETS COM INC
filed 2001-08-14
CIK 1100683

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 2001
                               -------------

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
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification Number)

                           c/o Diablo Management Group
                        2000 Crow Canyon Place, Suite 270
                               San Ramon, CA 94583
                    (Address of principal executive offices)

                                 (925) 807-0126
                         (Registrant's telephone number)

        Former Addresses: 379 Diablo Road, Suite 270, Danville, CA 94526
                   945 Bryant Street, San Francisco, CA 94103
           (Former name or former address, if changed since last year)

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

                               IPET HOLDINGS, INC.

                                    CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
                                            PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited):
           Condensed Statement of Net Assets in Liquidation as of June 30, 2001 and December 31, 2000......
           Condensed Statement of Liquidating Activities for the 6-month period ended June 30, 2001........
           Notes to Condensed Financial Statements.........................................................

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................

                                             PART II -- OTHER INFORMATION

           Item 1.  Legal Proceedings......................................................................
           Item 2.  Changes in Securities and Use of Proceeds..............................................
           Item 3.  Defaults upon Senior Securities........................................................
           Item 4.  Submission of Matters to a Vote of Security Holders....................................
           Item 5.  Other Information......................................................................
           Item 6.  Exhibits and Reports on Form 8K........................................................

                                                      SIGNATURES

                         PART I -- FINANCIAL INFORMATION

                     Item 1. Condensed Financial Statements

                               IPET HOLDINGS, INC.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
          (in thousands, except shares outstanding and per share data)

                                                                     June 30, 2001   December 31, 2000
                                                                     -------------   -----------------
                                                                                (unaudited)
ASSETS
   Cash and cash equivalents ...................................       $     8,442       $    10,154
   Realization value of assets sold and to be sold .............                --             1,215
   Certificates of deposit securing standby letters of credit ..               110             1,026
   Prepaid rent and unleased building deposits .................               156               100
                                                                       -----------       -----------
Total assets ...................................................       $     8,708       $    12,495
                                                                       ===========       ===========

LIABILITIES
Payables to suppliers and other creditors ......................       $       785       $     2,104
Accrued compensation for former employees ......................                --               762
                                                                       -----------       -----------
Total liabilities ..............................................               785             2,866
                                                                       -----------       -----------
Net assets in liquidation ......................................       $     7,923       $     9,629
                                                                       ===========       ===========
Number of common shares and common share equivalents outstanding        34,216,705        35,418,735
                                                                       ===========       ===========
Net assets in liquidation per share ............................       $     0.231       $     0.271
                                                                       ===========       ===========


            See accompanying notes to condensed financial statements

                               IPET HOLDINGS, INC.

                       STATEMENT OF LIQUIDATING ACTIVITIES
                                 (in thousands)



                                                                     Six Months Ended
                                                                       June 30, 2001
                                                                     ----------------
EXPENSES AND INCOME DURING REPORTING PERIOD:
Insurance for former officers and directors .......................       $   (783)
Leases not yet terminated on former operating facilities ..........           (859)
Management, accounting, legal and consulting services regarding
liquidation .......................................................           (493)
Recoveries and refunds net of other expenses of $82 ...............            205
Earnings on cash and cash equivalents .............................            224
                                                                          --------
Decrease in net assets in liquidation .............................         (1,706)

NET ASSETS IN LIQUIDATION - beginning of period previously
  reported.........................................................         10,366
Adjustment to reflect additional liabilities at fair value ........           (737)
                                                                          --------

NET ASSETS IN LIQUIDATION - beginning of period restated ..........          9,629
                                                                          --------

NET ASSETS IN LIQUIDATION - end of period .........................       $  7,923
                                                                          ========

Components of changes in net assets in liquidation:

Realization of value of assets sold or to be sold .................       $ (1,215)
Release of certificates of deposit to cash and cash equivalents ...           (916)
Settlement of payables to suppliers and other creditors ...........          1,319
Payment of accrued compensation ...................................            762
Payment of rent in advance ........................................             56
                                                                          --------
Subtotal ..........................................................              6
Decrease in cash and cash equivalents .............................         (1,712)
                                                                          --------
Decrease in net assets in liquidation .............................       $ (1,706)
                                                                          ========


            See accompanying notes to condensed financial statements.

                               IPET HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements of IPET Holdings, Inc., (the "Company"), have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation for interim financial information and with consideration given to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim period presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, to be included in the Company's Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission. Because the examination of the December 31, 2000 financial statements has not yet been completed, the unaudited financial statements for such period included herein are subject to further changes, which changes will be reflected in the audited financial statements for the year ended December 31, 2000 to be included in the Company's Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year

         On November 4, 2000 the board of directors of the Company approved the orderly wind down and cessation of the Company's operations and on January 16, 2001 the stockholders of the Company approved the Company's Plan of Complete Liquidation and Dissolution (See Note 2). The accompanying unaudited financial statements have been prepared on the liquidation basis of accounting in order to provide more relevant information regarding the Company's activities during the liquidation period. The liquidation basis of accounting requires that assets and liabilities be stated at estimated fair value. Accordingly, the statements of net assets in liquidation reflect assets and liabilities based upon their estimated fair values and estimated settlement amounts and include adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to the Company's decision to cease operations. Changes in the estimated liquidation value of assets and liabilities are recognized in the period in which such refinements are known.

         The Company initially established the carrying values of its assets and liabilities, as reflected in the statement of Net Assets In Liquidation as of December 31, 2000, based upon having given reasonable consideration to all information available at the time such values were established. Subsequent to establishing such carrying values, management has continued to investigate and analyze prior and current transactions; and, as a result, has determined that the fair value of certain additional liabilities for business and payroll taxes, costs of attempts to raise capital before the decision to liquidate, and general operations amounting to $737,000 should have been initially included. Accordingly, those amounts have been reflected in the Company's Net Assets In Liquidation as of December 31, 2000, after giving consideration to the appropriate prior period adjustment.

           As of June 30, 2001, and December 31, 2000, substantially all merchantable inventory and fixtures and equipment and several of the intangible assets, including the URL, domain name and certain content, had been sold and a lease termination residual had been negotiated. Therefore, they are recorded at the amounts to be ultimately collected. Other intangible assets including the Sock Puppet brand icon and related royalties, advertising and marketing agreements, software licensing agreements and other investments and agreements with PetStore.com, Inc., Discovery.com, Inc., and Safeway, Inc., have been completely written off. Payables to suppliers and creditors are being estimated and/or individually negotiated and are recorded at the amounts so determined. Accrued compensation has been recorded at the amounts actually paid to terminated employees.

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

         On November 7, 2000, the Company commenced the process of winding down and ceasing its operating activities to include terminating its employees, selling its assets and settling its obligations, including leases. Through January 16, 2001, such activities were managed and conducted by the Company's executive officers, management team and personnel. On January 16, 2001, the Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer of the Company. During the 6-month period ended June 30, 2001, Diablo Management Group has been paid $218,548 for its services

          Between January 1 and June 30, 2001, the Company terminated and paid its remaining 33 employees, culminated extinguishing the lease and collecting a $400,000 termination residual for its facilities at 435 Brannan Street, San Francisco, California, realized collections of $1,215,000 from sales of inventory, fixtures and equipment the URL domain name and other intangible assets, and it settled payables to suppliers and other creditors in the amount of $1,032,000 net of refunds and recoveries of $287,000. In addition, the Company negotiated an agreement to extinguish the lease for its facilities at 945 Bryant Street, San Francisco, California, which resulted in the termination of such lease as of April 15, 2001. The Company also vacated its Indiana distribution center in January 2001 and concluded all lease obligations relating thereto. Certificates of deposit, totaling $916,000, securing stand-by letters of credit furnished as collateral for a lease and credit card processing arrangement, were released. The Company is currently continuing the process of liquidating its remaining assets and settling its remaining liabilities.

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

3. LEASE OBLIGATION

         The Company established a distribution center in Union City, California in July of 1999 and leased a warehouse comprised of 143,232 square feet for a term of 5 years concluding on August 14, 2004. Monthly rent in the amount of $59,768 has been paid during the 6-month liquidation period ended June 30, 2001, notwithstanding the fact that the warehouse has been vacant since February, 2001. In addition to the monthly rent, the lease provides for an increase of up to 6% of the base rent on December 15, 2002, and further requires the Company to pay its pro rata share of certain exterior maintenance and repairs to the warehouse building. During the liquidation period ended June 30, 2001, the Company was notified by the landlord of its share of costs for a new roof and exterior painting. The amount of $233,167, which has been accrued on the Statement of Net Assets In Liquidation as of June 30, 2001, was paid in August, 2001. Minimum future rent on the Union City warehouse lease through August 14, 2004 amounts to approximately $2,200,000. Management is aggressively pursuing opportunities to lease the space.

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

         As of January 16, 2001, we had vacated all facilities and terminated four of our five building leases. We have culminated our work with the landlord at our Union City, California distribution center to complete repairs and have paid for such costs. In addition we are aggressively seeking to establish a new tenant for the facility. All of our inventory, furniture, computer equipment, and warehouse equipment has been sold or otherwise disposed of. We have also completed the sale of most of our domain names, trademarks and other intellectual property. We are working to sell the Sock Puppet brand icon and other remaining domain names. The collection of our receivables has been completed. We have settled the majority of our trade payables and we are working with the remaining vendors to reduce our overall cash liabilities. There are a number of tax filings that must be completed with their related costs. At this time it is unclear exactly when or how large a distribution can be made to our stockholders. It is important that we complete an independent audit, gain release from our creditors, resolve any tax liabilities, complete the termination of our remaining building lease and make sure that all other potential liabilities have been resolved before we can announce or make any distribution of remaining proceeds to our stockholders.

ACTIVITIES WHILE IN LIQUIDATION

         The following table sets forth our unaudited liquidating-period activities data for the six months ended June 30, 2001. This unaudited periodic information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation for interim financial information.

                                                                     Six Months Ended
                                                                       June 30, 2001
                                                                     ----------------
EXPENSES AND INCOME DURING REPORTING PERIOD:
Insurance for former officers and directors .......................       $   (783)
Leases not yet terminated on former operating facilities ..........           (859)
Management, accounting, legal and consulting services regarding
liquidation .......................................................           (493)
Recoveries and refunds net of other expenses of $82  ..............            205
Earnings on cash and cash equivalents .............................            224
                                                                          --------
Decrease in net assets in liquidation .............................         (1,706)

NET ASSETS IN LIQUIDATION - beginning of period previously
  reported ........................................................         10,366
Adjustment to reflect additional liabilities at fair value ........           (737)
                                                                          --------

NET ASSETS IN LIQUIDATION - beginning of period restated ..........          9,629
                                                                          --------

                                                                     Six Months Ended
                                                                       June 30, 2001
                                                                     ----------------
NET ASSETS IN LIQUIDATION - end of period .........................       $  7,923
                                                                          ========
Components of changes in net assets in liquidation:

Realization of value of assets sold or to be sold .................       $ (1,215)
Release of certificates of deposit to cash and cash equivalents ...           (916)
Settlement of payables to suppliers and other creditors ...........          1,319
Payment of accrued compensation ...................................            762
Payment of rent in advance ........................................             56
                                                                          --------
Subtotal ..........................................................              6
Decrease in cash and cash equivalents .............................         (1,712)
                                                                          --------
Decrease in net assets in liquidation .............................       $ (1,706)
                                                                          ========

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

         Expenses And Income During Reporting Period. During the six months ended June 30, 2001, the Company terminated all employees and paid out $762,000 of accrued compensation and settled $1,032,000 of trade payables, net of refunds and recoveries of $287,000, thereby reducing to 20 the number of remaining unsettled creditor accounts. In addition, the Company made regular payments on its operating leases and maintained all properties as required by various lease terms. All lease obligations were terminated during the period except for the facility in Union City, California. An accounting firm was retained to conduct an examination of the Company's financial statements; and, substantial efforts were expended in that regard. Further, the Company retained the services of various professionals to manage and assist with the liquidation process and pursue asset sales and recovery. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit.

         Components Of Changes In Net Assets In Liquidation. During the six months ended June 30, 2001, the Company completed disposition of all inventory, fixtures, equipment and other assets, except for a certain relatively few domain names and the Pets.com Sock Puppet icon, realizing collections of $1,215,000. Cash deposits in the amount of $916,000, pledged as security for various stand-by letters of credit securing credit card processing and all leases, except for the Union City warehouse, were released, with the exception of a $110,000 certificate of deposit securing the Union City warehouse lease. The Company also disposed of its 30% interest in PetsPark. The Company is currently continuing the process of liquidating its remaining assets and settling its remaining liabilities.

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

         (a) Exhibits:  none.

         (b) Current Reports on Form 8-K:  none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IPET HOLDINGS, INC.

                               By:           /s/ RICHARD G. COUCH
                                  ---------------------------------------------
                                                 Richard G. Couch
                                  Chief Executive Officer, President, Secretary,
                                       Chief Financial Officer and Treasurer

Date:  August 13, 2001