Form 10-Q
period 2001-09-30
IPET HOLDINGS INC
filed 2001-11-14
CIK 1100683

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

                             Commission File Number
                                   000-29387

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

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of Common Stock, $.00125 par value, outstanding on January 18, 2001 (the effective date of filing of the Company's Certificate of Dissolution with the Delaware Secretary of State) was 34,741,080 (assuming the conversion of 1,143,895 shares of outstanding non-voting Series A Preferred Stock into Common Stock).

                               IPET HOLDINGS, INC.

                                    CONTENTS

                                                                                         PAGE NO.
                                                                                         --------
                         PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited):
         Condensed Statement of Net Assets in Liquidation as of September 30, 2001
         and December 31, 2000...........................................................    1
         Condensed Statement of Liquidating Activities for the 9-month period
         ended September 30, 2001........................................................    2
         Notes to Condensed Financial Statements.........................................    3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................................    5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................   12

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................   12
Item 2.  Changes in Securities and Use of Proceeds.......................................   12
Item 3.  Defaults upon Senior Securities.................................................   12
Item 4.  Submission of Matters to a Vote of Security Holders.............................   12
Item 5.  Other Information...............................................................   12
Item 6.  Exhibits and Reports on Form 8K.................................................   13

                         PART I -- FINANCIAL INFORMATION

                     Item 1. Condensed Financial Statements

                               IPET HOLDINGS, INC.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
          (in thousands, except shares outstanding and per share data)

                                                                   September 30, 2001      December 31, 2000
                                                                   ------------------      -----------------
                                                                                 (unaudited)
ASSETS

  Cash and cash equivalents .............................              $     5,137              $    10,154
  Realization value of assets sold and to be sold .......                       --                    1,215
  Certificates of deposit securing standby letters of
     credit .............................................                       --                    1,026
  Prepaid rent and unleased building deposits ...........                      100                      100
                                                                       -----------              -----------

Total assets ............................................              $     5,237              $    12,495
                                                                       ===========              ===========

LIABILITIES

Payables to suppliers and other creditors ...............              $       504              $     2,104
Accrued distribution to shareholder .....................                       47
Accrued compensation for former employees ...............                       --                      762
                                                                       -----------              -----------

Total liabilities .......................................                      551                    2,866
                                                                       -----------              -----------

Net assets in liquidation ...............................              $     4,686              $     9,629
                                                                       ===========              ===========

Number of common shares and common share equivalents
  outstanding ...........................................               34,741,080               35,418,735
                                                                       ===========              ===========

Net assets in liquidation per share .....................              $     0.135              $     0.271
                                                                       ===========              ===========

            See accompanying notes to condensed financial statements

                               IPET HOLDINGS, INC.

                       STATEMENT OF LIQUIDATING ACTIVITIES
                                 (in thousands)


                                                                        Nine Months Ended
                                                                        September 30, 2001
                                                                        ------------------
EXPENSES, INCOME AND RECOVERIES DURING REPORTING PERIOD:
Insurance for former officers and directors .....................          $   (783)
Leases not yet terminated on former operating facilities ........            (1,038)
Management, accounting, legal and consulting services
regarding liquidation ...........................................              (707)
Recoveries and refunds net of other expenses of $206 ............               303
Sale of Sock Puppet brand icon ..................................               125
Earnings on cash and cash equivalents ...........................               286
                                                                           --------

Expenses, income and recoveries-net .............................            (1,814)

Distributions to shareholders:
  Cash ..........................................................            (3,082)
  Accrued .......................................................               (47)
                                                                           --------

Decrease in net assets in liquidation ...........................            (4,943)

NET ASSETS IN LIQUIDATION -- beginning of period
  as previously reported ........................................            10,366
Adjustment to reflect additional liabilities at fair value ......              (737)
                                                                           --------

NET ASSETS IN LIQUIDATION -- beginning of period as restated ....             9,629
                                                                           --------

NET ASSETS IN LIQUIDATION - end of period .......................          $  4,686
                                                                           ========


COMPONENTS OF CHANGES IN NET ASSETS IN LIQUIDATION:

Realization of value of assets sold or to be sold ...............          $ (1,215)
Release of certificates of deposit to cash and cash equivalents..            (1,026)
Accrued distribution to a shareholder ...........................               (47)
Settlement of payables to suppliers and other creditors .........             1,600
Payment of accrued compensation .................................               762
                                                                           --------

Subtotal ........................................................                74
Decrease in cash and cash equivalents ...........................            (5,017)
                                                                           --------

Decrease in net assets in liquidation ...........................          $  4,943
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

        The Company initially established the carrying values of its assets and liabilities, as reflected in the statements of Net Assets In Liquidation as of December 31, 2000, based upon having given reasonable consideration to all information available at the time such values were established. Subsequent to establishing such carrying values, management has continued to investigate and analyze prior and current transactions; and, as a result, has determined that the fair value of certain additional liabilities should have been initially included. Accordingly, those amounts have been reflected in the Company's Net Assets In Liquidation as of December 31, 2000, after giving consideration to the appropriate prior period adjustment.

        As of September 30, 2001, all merchantable inventory and fixtures and equipment and several of the intangible assets, including the URL, domain name, the Sock Puppet brand icon and certain content had been sold and a lease termination residual had been negotiated. Therefore, they are recorded at the amounts to be ultimately collected. Other intangible assets including advertising and marketing agreements, software licensing agreements and other investments and agreements with PetStore.com, Inc., Discovery.com, Inc., and Safeway, Inc., have been completely written off. Payables to suppliers and creditors are being estimated and/or individually negotiated and are recorded at the amounts so determined. Accrued compensation has been recorded at the amounts actually paid to terminated employees. The Company is actively pursuing the collection of $153,011 in royalty payments due to the Company from Fun4All Corp. The Company has not accrued this receivable on its balance sheet.

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

        On November 7, 2000, the Company commenced the process of winding down and ceasing its operating activities to include terminating its employees, selling its assets and settling its obligations, including leases. Through January 16, 2001, such activities were managed and conducted by the Company's executive officers, management team and personnel. On January 16, 2001, the Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer of the Company. During the 9-month period ended September 30, 2001, Diablo Management Group has been paid $315,447 for its services.

        Between January 1 and September 30, 2001, the Company (i) terminated its remaining 33 employees and paid them an aggregate of $762,000 in accrued compensation; (ii) culminated extinguishing the lease and collecting a $400,000 termination residual for its facilities at 435 Brannan Street, San Francisco, California, after paying rent of $319,000; (iii) realized collections of $1,215,000 from sales of inventory, fixtures, equipment, the URL domain name and other intangible assets; (iv) settled payables to suppliers and other creditors in the amount of $1,600,000 net of refunds and recoveries of $509,000; (v) negotiated an agreement to extinguish the lease for its facilities at 945 Bryant Street, San Francisco, California, which resulted in the termination of such lease as of April 15, 2001; (vi) vacated its Indiana distribution center in January 2001 and concluded all lease obligations relating thereto; (vii) negotiated the release of certificates of deposit, totaling $1,026,000, securing stand-by letters of credit furnished as collateral for a lease and credit card processing arrangement; and (viii) collected $125,000 for the assignment to Hakan Enterprises, Inc. of all of its rights in and to the Sock Puppet brand icon. The Company is currently continuing the process of settling its remaining liabilities and collecting amounts owed to the Company for royalty fees and assets sold.

        On August 31, 2001, the Sole Director of the Company approved an initial return of capital liquidating cash distribution to be paid out of net available assets of $0.09 per share to the stockholders of record as of the Company's final record date of January 18, 2001. On September 28, 2001, the Company paid this first return of capital liquidating cash distribution to the stockholders of record. The Company expects to make subsequent distributions, as appropriate, during the course of the wind-down period as non-cash assets are converted to cash and liabilities are settled. At the conclusion of the calendar year, each stockholder of record, other than corporations and certain other entities, who have been paid $600 or more in liquidating proceeds during the year will be furnished with a U.S. Department of the Treasury, Internal Revenue Service, Form 1099. Form 1099 will include the amount paid in Box 8 and backup withholding, if any, to be claimed as a credit on the stockholder's individual income tax returns in Box 4. Each stockholder should seek professional tax advice regarding the treatment of the return of capital liquidating cash distribution on his or her individual income tax returns.

        The Company has completed the sale of substantially all of its assets and has collected the amounts owed to the Company from such sales except for $90,000 which remains due from the sale of various domain names to an individual. The Company may be unable to collect from this individual and the value of the sold domain names may have declined since the time of the sale. In addition, the Company may not be able to negotiate the orderly wind down of all of its obligations to its remaining creditors. These include, without limitation, long-term contractual payment and performance obligations associated with the Company's remaining building and facilities lease in Union City, California, certain trade payables, and various tax obligations. As a result of these and other risks, the timing of any additional distribution to stockholders is uncertain at this time.

        On November 6, 2001, the Company discovered that U.S. Stock Transfer Corporation ("U.S. Stock"), the Company's former transfer agent, had inadvertently cancelled 524,375 shares of the Company's common stock that U.S. Stock was holding in escrow for PLDC, Inc. (f/k/a Petstore.com, Inc.). On November 12, 2001, U.S. Stock reinstated these shares and the Company's number of common shares and common share equivalents outstanding was revised from 34,216,705 to 34,741,080.

3.      LEASE OBLIGATION

        The Company established a distribution center in Union City, California in July of 1999 and leased a warehouse comprised of 143,232 square feet for a term of 5 years concluding on August 14, 2004. Monthly rent payments in the aggregate amount of $485,000 have been paid during the 9-month period ended September 30, 2001, notwithstanding the fact that the warehouse has been vacant since January of 2001. The lease further provides for an increase of up to 6% of the base rent on December 15, 2002 and requires the Company to pay its pro rata share of certain exterior maintenance and repairs to the warehouse building. To date, the Company has paid $233,000 in such maintenance and repair expenses. The Company is aggressively pursuing opportunities to lease the space, and its future rent obligation through August 14, 2004 is approximately $2,000,000.

        In connection with a contractual dispute concerning the Company's sublease of certain space in its Union City warehouse, on August 31, 2001 the Company filed a complaint against its landlord in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The first amended complaint alleges that the landlord breached the sublease by failing and refusing to remove a condition of default relating to claimed repairs to the premises. The Company is prosecuting this action and intends to pursue its rights in this matter. In addition, it is possible that the Company may become a party to various legal proceedings arising from the settlement of our outstanding liabilities in this matter.

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

        We have vacated all facilities and terminated four of our five building leases and are currently seeking to sublease our warehouse facility in Union City, California. All of our inventory, furniture, computer equipment, and warehouse equipment has been sold or otherwise disposed of. We have also completed the sale of the Sock Puppet brand icon and most of our domain names, trademarks and other intellectual property. The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. We have settled the majority of our trade payables and we are working with the remaining vendors to reduce our overall cash liabilities. There are a number of tax filings that must be completed, with their related costs and potential penalties and interest, to include up to $367,701 in business taxes due to the City of San Francisco. On November 1, 2001, the Company paid $3,087.72 in sales tax due to the State of Indiana. At this time it is unclear exactly when, how large or if any subsequent distributions to the stockholders can be made. It is important that we complete an independent audit, gain release from our creditors, resolve any tax liabilities, complete the termination of our remaining building lease and make sure that all other potential liabilities have been resolved before we can announce or make any further distributions to our stockholders.

ACTIVITIES WHILE IN LIQUIDATION

        The following table sets forth our unaudited liquidating-period activities data for the nine months ended September 30, 2001. This unaudited periodic information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation for interim financial information.

                                                                        Nine Months Ended
                                                                        September 30, 2001
                                                                        ------------------
EXPENSES, INCOME AND RECOVERIES DURING REPORTING PERIOD:
Insurance for former officers and directors .....................          $   (783)
Leases not yet terminated on former operating facilities ........            (1,038)
Management, accounting, legal and consulting services
regarding liquidation ...........................................              (707)
Recoveries and refunds net of other expenses of $206 ............               303
Sale of Sock Puppet brand icon ..................................               125
Earnings on cash and cash equivalents ...........................               286
                                                                           --------

Expenses, income and recoveries-net .............................            (1,814)

Distributions to shareholders:
  Cash ..........................................................            (3,082)
  Accrued .......................................................               (47)
                                                                           --------

Decrease in net assets in liquidation ...........................            (4,943)

NET ASSETS IN LIQUIDATION -- beginning of period
  as previously reported ........................................            10,366
Adjustment to reflect additional liabilities at fair value ......              (737)
                                                                           --------

NET ASSETS IN LIQUIDATION -- beginning of period as restated ....             9,629
                                                                           --------

NET ASSETS IN LIQUIDATION - end of period .......................          $  4,686
                                                                           ========


Components of changes in net assets in liquidation:

Realization of value of assets sold or to be sold ...............          $ (1,215)
Release of certificates of deposit to cash and cash equivalents..            (1,026)
Accrued distribution to a shareholder ...........................               (47)
Settlement of payables to suppliers and other creditors .........             1,600
Payment of accrued compensation .................................               762
                                                                           --------

Subtotal ........................................................                74
Decrease in cash and cash equivalents ...........................            (5,017)
                                                                           --------

Decrease in net assets in liquidation ...........................          $  4,943
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

        Expenses and Income During Reporting Period. During the nine months ended September 30, 2001, the Company terminated all employees, paid $762,000 of accrued compensation and settled $1,600,000 of trade payables, net of refunds and recoveries of $509,000 thereby reducing to two the number of known unsettled creditor accounts. In addition, the Company has paid a monthly rent of $59,768 under the terms of its lease on the Union City, California warehouse facility for each of the nine months ended September 30, 2001. An accounting firm was retained to conduct an examination of the Company's financial statements; and, substantial efforts were expended in that regard. Further, the Company retained the services of various professionals to manage and assist with the liquidation process and pursue asset sales and recovery. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit.

        Components Of Changes In Net Assets In Liquidation. During the nine months ended September 30, 2001, the Company completed disposition of all inventory, fixtures, equipment other assets and marketable domain names, realizing collections of $1,215,000. Cash deposits in the amount of $1,026,000, pledged as security for various stand-by letters of credit securing credit card processing and all leases, were released. The Company also disposed of its 30% interest in PetsPark. The Company is currently continuing the process of settling its remaining liabilities and collecting its remaining receivables.

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

STOCKHOLDERS MAY BE LIABLE TO CREDITORS OF THE COMPANY FOR UP TO AMOUNTS RECEIVED FROM THE COMPANY IF THE COMPANY'S RESERVES ARE INADEQUATE.

        A Certificate of Dissolution was filed with the State of Delaware and became effective as of January 18, 2001, dissolving the Company as of that date. Pursuant to the Delaware General Corporation Law (the "DGCL"), the Company will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under the DGCL, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve maintained by the Company will be adequate to cover any expenses and liabilities.

SHARES OF OUR SERIES A PREFERRED STOCK WILL BE ENTITLED TO SHARE ON A PRO-RATA BASIS IN ANY DISTRIBUTION OF FUNDS MADE TO HOLDERS OF OUR COMMON STOCK.

        Pursuant to our Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock filed with the Secretary of State of Delaware on July 6, 2000, the 1,143,895 outstanding shares of our Series A Preferred Stock will be entitled to share on a pro-rata basis in the general distribution of proceeds remaining from the sale of our assets to be made to all Common stockholders, as if their shares of Series A Preferred Stock have been converted to an equal number of shares of Common Stock.

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

THE PROCEEDS FROM THE SALE OF OUR ASSETS MAY BE LESS THAN ANTICIPATED.

        Sales of our remaining assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. Because some of our remaining assets, particularly intellectual property assets, may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        In connection with a contractual dispute concerning the Company's sublease of certain space in its Union City warehouse, on August 31, 2001 we have filed an action against our landlord in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The first amended complaint alleges that the landlord breached the sublease by failing and refusing to remove a condition of default relating to claimed repairs to the premises. We are prosecuting this action and intend to pursue the Company's rights in this matter. In addition, it is possible that we may become a party to various legal proceeding arising from the settlement of our outstanding liabilities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits: The following exhibits are filed as part of this report:

                Exhibit 99.1 -- Assignment Agreement with Hakan Enterprises,
                                Inc. dated September 7, 2001.


        (b)     Current Reports on Form 8-K:

               We filed a Current Report on Form 8-K on September 7, 2001 with the Securities and Exchange Commission announcing that on August 31, 2001, the Sole Director of the Company approved an initial cash distribution to be paid out of net available assets of $0.09 per share to stockholders of record as of the Company's final record date of January 18, 2001. On September 28, 2001, the Company distributed the initial cash distribution payments to the stockholders of record.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IPET HOLDINGS, INC.

                             By:          /s/  RICHARD G. COUCH
                                  ----------------------------------------------
                                              Richard G. Couch
                                  Chief Executive Officer, President, Secretary,
                                      Chief Financial Officer and Treasurer

Date: November 13, 2001

EXHIBIT INDEX

        Exhibit 99.1 -- Assignment Agreement with Hakan Enterprises, Inc. dated
                        September 7, 2001.