Form 10-K
period 2001-12-31
IPET HOLDINGS INC
filed 2002-03-29
CIK 1100683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-29387

IPET HOLDINGS, INC.
(FORMERLY PETS.COM, INC.)

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-4730753 (I.R.S. EMPLOYER IDENTIFICATION NO.)

C/O DIABLO MANAGEMENT GROUP
2000 CROW CANYON PLACE, SUITE 270
SAN RAMON, CALIFORNIA 94583
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (925)-552-1299

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.00125 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [    ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The number of shares of Common Stock, $.00125 par value, outstanding on January 18, 2001 (the effective date of filing of the Company’s Certificate of Dissolution with the Delaware Secretary of State) was 34,741,080 (assuming the conversion of 1,143,895 shares of outstanding non-voting Series A Preferred Stock into Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE: Definitive Proxy Statement pursuant to Schedule 14A of the Securities Exchange Act of 1934 (#000-29387) dated and filed on December 28, 2000.

This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with the wind down of our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the “Risk Factors” section under Item 1 of this Report for an extended discussion of the risks confronting our company. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

ITEM 1. BUSINESS.

COMPANY BACKGROUND

IPET Holdings, Inc., formerly Pets.com, Inc. (the “Company”), commenced operations in February 1999 as an online retailer of pet products, integrating product sales with expert information on pets and their care. On November 4, 2000, the Company’s Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution of the Company. On January 16, 2001, our stockholders approved the Plan of Complete Liquidation and Dissolution as well as a proposal to change our name from Pets.com, Inc. to IPET Holdings, Inc. On January 16, 2001, we filed with the Delaware Secretary of State an amendment to our Certificate of Incorporation to effect the name change and a Certificate of Dissolution which took effect on January 18, 2001. At the close of business on January 18, 2001, we also closed our stock transfer books, discontinued recording transfers of Common Stock, and our Common Stock was delisted from the Nasdaq Stock Market. Thereafter, certificates representing our Common Stock were no longer assignable or transferable on the books of the Company. Accordingly, the proportionate interests of all of our stockholders are fixed on the basis of their respective stock holdings at the close of business on January 18, 2001, and any distributions made by the Company after this date will be made solely to the stockholders of record at the close of business on January 18, 2001.

In addition, all officers and directors of the Company resigned on January 16, 2001, effective immediately after the stockholder meeting. Richard G. Couch of Diablo Management Group was retained by our former Board of Directors to act as the sole Director and Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of the Company after this date. Diablo Management Group currently handles all remaining affairs for IPET Holdings, Inc., including the final disposition of our remaining assets and settlement of outstanding creditor liabilities.

EMPLOYEES

Subsequent to the Special Meeting of Stockholders on January 16, 2001, all of our employees resigned. We currently have no full-time employees, and engage the services of Diablo Management Group on a part-time consulting basis to handle the final disposition of our assets, settlement of our liabilities, our dissolution and the distribution of remaining proceeds to our stockholders.

DISSOLUTION ACTIVITIES

We have vacated all facilities and terminated four of our five building leases and are currently seeking to sublease our warehouse facility in Union City, California. All of our inventory, furniture, computer equipment, and warehouse equipment have been sold or otherwise disposed of. We have also completed the sale of the Sock Puppet brand icon and most of our domain names, trademarks and other intellectual property. The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. Due to the uncertainty of collection, an allowance for doubtful accounts in the amount of $243,811 has been provided for the combined amount. We have settled the majority of our trade payables and we are working with the remaining vendors to reduce our overall cash liabilities. There are a number of tax filings that must be completed, with their related costs and potential penalties and interest, to include up to $367,701 in business taxes due to the City of San Francisco and approximately $8,000 in sales taxes due to the State of Indiana.

On August 31, 2001, the Sole Director of the Company approved an initial return of capital liquidating cash distribution to be paid out of net available assets of $0.09 per share to the stockholders of record as of the Company’s final record date of January 18, 2001. On September 28, 2001, the Company paid this first return of capital liquidating cash distribution to the stockholders of record. The Company expects to make subsequent distributions, as appropriate, during the course of the wind-down period as non-cash assets are converted to cash and liabilities are settled. At the conclusion of the calendar year, each stockholder of record, other than corporations and certain other entities, who had been paid $600 or more in liquidating proceeds during the year was furnished with a U.S. Department of the Treasury, Internal Revenue Service, Form 1099. Each stockholder should seek professional tax advice regarding the treatment of the return of capital liquidating cash distribution on his or her individual income tax returns. At this time it is unclear exactly when, how large or if any subsequent distributions to the stockholders can be made. It is important that we resolve any tax liabilities, complete the termination of our remaining building lease and make sure that all other potential liabilities have been resolved before we can announce or make any further distributions to our stockholders.

SHARE REINSTATEMENT

On November 6, 2001, the Company discovered that U.S. Stock Transfer Corporation, the Company’s former transfer agent, had inadvertently cancelled 524,375 shares of the Company’s common stock that U.S. Stock Transfer Corporation was holding in escrow for PLDC, Inc. (f/k/a Petstore.com, Inc.). On November 12, 2001, U.S. Stock reinstated these shares and the Company’s number of common shares and common share equivalents outstanding was revised from 34,216,705 to 34,741,080.

RISK FACTORS

This Annual Report on Form 10-K contains certain forward looking statements, including statements concerning the Company’s future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some remaining assets of the Company may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect of such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to the Company. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as our financial statements and the related notes.

Our business, financial condition or results could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the proceeds we plan to distribute to our stockholders may be adversely affected.

STOCKHOLDERS MAY BE LIABLE TO CREDITORS OF THE COMPANY FOR UP TO AMOUNTS RECEIVED FROM THE COMPANY IF THE COMPANY’S RESERVES ARE INADEQUATE.

A Certificate of Dissolution was filed with the State of Delaware and became effective as of January 18, 2001, dissolving the Company as of that date. Pursuant to the Delaware General Corporation Law, the Company will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under the Delaware General Corporation Law, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company’s creditors for such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan of Complete Liquidation and Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve maintained by the Company will be adequate to cover any expenses and liabilities.

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

SUCCESS OF THE PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION DEPENDS ON QUALIFIED PERSONNEL TO EXECUTE IT.

The success of the Plan of Complete Liquidation and Dissolution depends in large part upon our ability to retain the services of qualified personnel to handle the sale of our remaining assets and settlement of remaining liabilities. Although we have retained the services of Diablo Management Group for this purpose, the retention of qualified personnel is particularly difficult under the Company’s current circumstances.

OUR STOCK TRANSFER BOOKS WERE CLOSED ON JANUARY 18, 2001, THE FINAL RECORD DATE, AFTER WHICH ANY TRADES WILL NOT BE RECORDED BY THE COMPANY.

We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on January 18, 2001, the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing the Common Stock are not assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders was fixed on the basis of their respective stock holdings at the close of business on the final record date of January 18, 2001, and any distributions made by the Company will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the January 18, 2001 final record date, the seller and purchaser of the stock will need to negotiate and rely on “due-bill” contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

OUR STOCK WAS DELISTED FROM THE NASDAQ STOCK MARKET ON JANUARY 18, 2001 AND IS SIGNIFICANTLY LESS LIQUID THAN BEFORE.

Our stock was delisted from trading on the Nasdaq Stock Market on January 18, 2001 due to its filing of a Certificate of Dissolution with the State of Delaware. After this delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission.

AFTER THE COMPANY’S WIND-DOWN THERE MAY BE NO ADDITIONAL CASH TO DISTRIBUTE TO OUR STOCKHOLDERS AND IF THERE IS ADDITIONAL CASH TO DISTRIBUTE, THE TIMING OF ANY SUCH FUTURE DISTRIBUTION IS UNCERTAIN.

There is currently no firm timetable for the distribution of proceeds to our stockholders, because of contingencies inherent in winding up the Company’s business. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. The proportionate interests of all of our stockholders was fixed on the basis of their respective stock holdings at the close of business on the final record date of January 18, 2001, and any future distributions made by the Company will be made solely to stockholders of record on the close of business on January 18, 2001, except to reflect permitted transfers. We are, however, currently unable to predict the precise nature, amount or timing of any future distribution to stockholders. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion, and will depend in part upon our ability to resolve our remaining contingencies.

Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including costs associated with Diablo Management Group’s efforts to sell our remaining assets and settle our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders.

OUR INABILITY TO REACH CASH BREAK-EVEN AND OUR RESULTING DISSOLUTION COULD GIVE RISE TO SECURITIES CLASS ACTION CLAIMS AGAINST US, WHICH COULD DEPLETE THE PROCEEDS THAT ARE TO BE DISTRIBUTED TO STOCKHOLDERS.

Securities class action claims have been brought against companies in the past where the market price of the company’s securities has fallen due to an inability of the company to achieve operational profitability. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. Any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders.

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

WE MAY BE UNABLE TO NEGOTIATE SETTLEMENTS WITH RESPECT TO OUR REMAINING LIABILITIES.

We are currently in the process of negotiating settlements with respect to our remaining obligations and liabilities which include without limitation building and facilities leases and tax obligations. If we are unable to successfully negotiate termination of these obligations, we will have fewer cash proceeds to distribute to our stockholders.

WE WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, after filing our Certificate of Dissolution we sought relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

ITEM 2. PROPERTIES.

We currently are headquartered in the offices of Diablo Management Group in San Ramon, California. In addition, we had a lease for approximately 40,410 square feet of office space in San Francisco, California, which lease terminated in January 2001. In connection with this lease we made coverage payments through April 2001. We have a second lease for approximately 143,000 square feet of warehouse space in Union City, California and are actively working with the landlord to either terminate the lease or sublease the property.

ITEM 3. LEGAL PROCEEDINGS.

In connection with a contractual dispute concerning the Company’s sublease of certain space in its Union City warehouse, on August 31, 2001 we have filed an action against our landlord in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The first amended complaint additionally alleged that the landlord breached the sublease by failing and refusing to remove a condition of default relating to claimed repairs to the premises. The second amended complaint added additional facts to support the allegations. The third amended complaint additionally alleged that the landlord trespassed on the Company’s space, and constructively, or alternatively, partially evicted the Company by occupying the Company’s space without the Company’s consent. National Distribution Agency has not yet responded to this complaint; and, no trial date has been set. We are prosecuting this action and intend to pursue the Company’s rights in this matter. The Company is also considering filing collection suits in connection with the collection of $153,811 in royalty payments remaining due from Fun4All Corp. and $90,000 remaining due from the sale of certain domain names to an individual. Due to the uncertainty of collection, an allowance for doubtful accounts in the amount of $243,811 has been provided for the combined amount. In addition, it is possible that we may become a party to various legal proceeding arising from the settlement of our outstanding liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  Market Information and Dividends.

From February 11, 2000, the date of our initial public offering, to January 18, 2001, the date of our Nasdaq Stock Market delisting, our common stock was traded on the Nasdaq Stock Market under the symbol “IPET”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market:

YEAR ENDED 2000	HIGH	LOW

1st Quarter (from February 11, 2000)	$14.00	$3.88
2nd Quarter	$4.63	$1.88
3rd Quarter	$2.44	$0.59
4th Quarter	$0.81	$0.06

The closing price of our common stock on January 18, 2001 was $0.125. Our stock has subsequently continued to trade under the symbol “IPETZ” through over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the over-the-counter quotation service (note: such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions):

YEAR ENDED 2001	HIGH	LOW

1st Quarter	$0.200	$0.047
2nd Quarter	$0.150	$0.078
3rd Quarter	$0.170	$0.140
4th Quarter	$0.090	$0.007

On January 18, 2001, the date we closed our stock transfer books, there were approximately 251 holders of record of our common stock. This figure does not reflect more than 11,000 beneficial stockholders whose shares are held in nominee names.

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

     (b)  Use of Proceeds From Sale of Registered Securities

On February 16, 2000, we closed our initial public offering of Common Stock, $0.00125 par value. The managing underwriters in the offering were Merrill Lynch & Co., Bear Stearns & Co. Inc., Thomas Weisel Partners LLC, and Warburg Dillon Read LLC (the “Underwriters”). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended (the “Act”) on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-92433) that was declared effective by the SEC on February 11, 2000. The offering commenced on February 11, 2000 and ended on February 16, 2000, on which date 7,500,000 shares of Common Stock registered under the Registration Statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered and sold was $82,500,000. In connection with the offering, we paid an aggregate of $5,775,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to the Company were approximately $75.3 million after deducting estimated offering expenses of $1.4 million. We used the net proceeds primarily for working capital and general corporate purposes, including marketing expenses to build brand awareness, purchases of inventory, expansion of our sales and marketing organization, development of our distribution capabilities, expansion of our customer base, and expenses incurred in connection with our requisition of certain assets and partnerships of PetStore.com, Inc. In addition, approximately $1.4 million was paid to ten corporate officers in the form of retention bonuses, and another $1.4 million was paid to such officers as severance.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our audited liquidating activities for the year ended December 31, 2001 and the period from November 5 to December 31, 2000. This information has been derived from our audited financials statements and in the opinion of management includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation.

IPET HOLDINGS, INC.
(FORMERLY PETS.COM, INC.)
STATEMENTS OF LIQUIDATING ACTIVITIES (in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM
NOVEMBER 5, 2000 TO DECEMBER 31, 2000

	2001	2000

ADDITIONAL SOURCES OF CASH:
Recovery from sale of Sock Puppet icon	$125	$—
Earnings on cash and cash equivalents	313	21
Recoveries from sale of fixed assets	—	2,558
Recoveries from sale of inventory	—	703
Recovery from lease buyout	—	400
License revenue and other	—	113

Total sources of additional cash	438	3,795

ADDITIONAL USES OF CASH
Payments on leases not yet terminated on former operating facilities	(1,045)	(893)
Outside services during liquidation period	(927)	(278)
Insurance paid for directors and officers	(783)	—
Payment of assessed exterior and interior repairs on leased property	(233)	—
Other expenses during liquidation period	(268)	—
Retention Bonuses, severance and other compensation incurred as a result of liquidation and termination of services	—	(4,196)
Regular compensation during liquidation period	—	(1,331)
Settlement of advertising and cross-marketing agreement	—	(400)
Distribution of cash to stockholders	(3,128)	—

Total uses of additional cash	(6,384)	(7,098)

OTHER INCOME AND EXPENSE:
Settlements of accounts payable	$408	$431
Recoveries, net of expenses of $81	92	—

	2001	2000

Reduction in liability to related party	—	695
Net book value of fixed assets disposed	—	(18,867)
Recovery of 5,243,752 common shares in exchange for
settlement of advertising and cross-marketing agreement	—	(8,099)
Write off of prepaid advertising	—	(6,991)
Cost of inventories disposed	—	(4,812)
Write off of investment in PetPlace.com, Inc.	—	(3,585)
Write off of investment in PetsPark.com, Ltd.	—	(2,073)
Write off of other prepaid expenses	—	(2,513)

Total other income and expense	500	(45,814)

Decrease in net assets in liquidation	(5,446)	(49,117)
Net assets in liquidation at beginning of period	9,629	58,746

Net assets in liquidation at end of period	$4,183	$9,629

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. These statements relate to future events or our future financial performance including, by way of example, statements concerning the effective liquidation of the company’s assets, the orderly wind down of the company, the settlement of all creditor and other claims against the company, or the distribution of any cash or other assets to stockholders. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined under the “Risk Factors” section under Item 1 of this report, our Registration Statement on Form S-1 relating to our initial public offering filed with the Securities and Exchange Commission on February 10, 2000 (File No. 333-92433), and in our periodic reports filed from time to time with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, the effective liquidation of the company’s assets, the orderly wind down of the company, the settlement of all creditor and other claims against the company, or the distribution of any cash or other assets to stockholders levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

OVERVIEW

On November 4, 2000, the board of directors of IPET Holdings, Inc. (formerly Pets.com, Inc.) approved an orderly winding down and cessation of the Company’s operations and liquidation of the Company’s assets and settlement of the Company’s liabilities pursuant to the Plan of Complete Liquidation and Dissolution. Until November 4, 2000, the Company was engaged in the sale, over the Internet, of pet products, services, and information primarily in the United States. Based upon the Board’s approval of the Plan of Complete Liquidation and Dissolution, the company changed its basis of accounting for periods subsequent to November 4, 2000, from the going concern to the liquidation basis.

DISSOLUTION

On January 16, 2001, our stockholders approved the Plan of Complete Liquidation and Dissolution as well as a proposal to change our name from Pets.com, Inc. to IPET Holdings, Inc. On January 16, 2001, we filed with the Delaware Secretary of State an amendment to our Certificate of Incorporation to effect the name change and we filed a Certificate of Dissolution that took effect on January 18, 2001. At the close of business on January 18, 2001, we closed our stock transfer books, discontinued recording transfers of Common Stock, and our Common Stock was delisted from the Nasdaq Stock Market. Thereafter, certificates representing our Common Stock were no longer assignable or transferable on the books of the Company. Accordingly, the proportionate interests of all of our stockholders are fixed on the basis of their respective stock holdings at the close of business on January 18, 2001, and any distributions made by the Company after this date will be made solely to the stockholders of record at the close of business on January 18, 2001.

In addition, all officers and directors of the Company resigned on January 16, 2001, effective immediately after the stockholder meeting. Richard G. Couch of Diablo Management Group was retained by our former Board of Directors to act as the sole Director and Chief

Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary for the Company after this date. Diablo Management Group currently handles all remaining affairs for IPET Holdings, Inc., including the final disposition of our remaining assets and settlement of outstanding liabilities.

ACTIVITIES WHILE IN LIQUIDATION

In order to complete the liquidation process, new management conducted an updated and comprehensive analysis of the Company’s potential asset recoveries and prepared a detailed settlement schedule of all claims, obligations and expenses owing to the Company’s creditors. During 2001, IPET Holdings (i) negotiated the release of certificates of deposit, in the aggregate amount of $1,466,000, that had been securing stand-by letters of credit furnished as collateral for leases and a credit card processing arrangement; (ii) collected receivables from the sale of inventory, fixtures, equipment, lease termination residual, URL domain names and other intangible assets in the amount of $1,215,000; (iii) collected $125,000 for the assignment to Hakan Enterprises, Inc. of all of its rights in and to the Sock Puppet brand icon; (iv) settled trade accounts payable to vendors, net of settlement concessions and recoveries, in the amount of $1,559,000; (v) terminated and paid the remaining 33 employees an amount of $762,000; (vi) paid liability insurance for directors and officers in the amount of $783,000; and, (vii) arranged for completion of the operating and liquidation-period accounting and stockholder reporting in order to be in compliance with various regulatory agency requirements. During 2001, successful creditor negotiations resulted in the reduction of our accounts payable obligation for the years 2000 and 2001 by approximately $839,000.

The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. Due to the uncertainty of collection, an allowance for doubtful accounts in the amount of $243,811 has been provided for the combined amount. We have settled our trade payables but continue to receive apparently inadvertent invoices from former suppliers who have released their claims against us. We are working to resolve all such apparently inadvertent invoices. There are a number of tax filings that must be completed, with their related costs and potential penalties and interest, to include up to $367,701 in business taxes due to the City of San Francisco and approximately $8,000 in sales taxes due to the State of Indiana.

On August 31, 2001, the sole director of the Company approved an initial cash distribution to be paid from net available assets in the amount of $0.09 per share to stockholders of record holding an aggregate of 34,741,080 shares of the Company’s common stock on the January 18, 2001 final record date. The Company distributed the cash payments to the stockholders of record on September 28, 2001. The Company expects to make subsequent distributions, as appropriate, during the course of the wind-down period as non-cash assets are converted to cash and liabilities are settled. However, there can be no assurance that the Company will be able to complete the Plan of Complete Liquidation and Dissolution as originally contemplated, settle with its creditors, successfully terminate its one remaining lease, pay its professional advisors and other ongoing costs, or otherwise execute the Plan of Complete Liquidation and Dissolution. If it is unable to successfully reach settlements with all of its creditors or terminate the remaining operating lease, the Company may be forced to seek protection from creditors under federal bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In such event, further distributions to the Company’s stockholders may depend upon the completion of all such proceedings, one or more rulings by a bankruptcy trustee and/or further court proceedings.

UNION CITY LEASE

In July 1999, the Company established a distribution center in Union City, California, and leased a warehouse comprised of approximately 143,000 square feet for a period of five years. The Union City warehouse lease calls for minimum monthly rent payments of approximately $60,000 through August 4, 2004, plus annual base-rent increases of up to 6%. As of December 31, 2001, the remaining minimum lease payments totaling $1,975,000 ($2,791,000 as of December 31, 2000) have not been recorded as a liability on the Company’s statement of net assets in liquidation because of the uncertainty of the amount which will ultimately be due. Since assuming management of the Company on January 12, 2001, Diablo Management Group engaged qualified professionals to aggressively market the warehouse and has been actively negotiating with the landlord, National Distribution Agency, Inc. regarding relief from the terms of the lease.

In connection with a contractual dispute concerning the Company’s sublease of certain space in its Union City warehouse, on August 31, 2001, the Company filed a complaint against its landlord, National Distribution Agency, in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The first amended complaint additionally alleged that the landlord breached the sublease by failing and refusing to remove a condition of default relating to claimed repairs to the premises. The second amended complaint added additional facts to support the allegations. The third amended complaint additionally alleged that the landlord trespassed on the Company’s space, and constructively, or alternatively, partially evicted the Company by occupying the Company’s space without the Company’s consent. National Distribution Agency has not yet responded to this complaint; and, no trial date has been set. We are prosecuting this action and intend to pursue the Company’s rights in this matter.

If the Company were to determine that its inability to successfully terminate the Union City lease was reasonably likely to result in a judgment that would compromise the Company’s ability to successfully complete its Plan of Complete Liquidation and Dissolution, the Company might be forced to seek protection from the landlord, National Distribution Agency, under federal bankruptcy law in order to statutorily limit National Distribution Agency’s claims so that all then remaining creditors could share more fairly in the Company’s remaining assets.

DELISTED STOCK

On January 16, 2001, the stockholders of the Company approved the Plan of Complete Liquidation and Dissolution of the Company and changed the corporate name from Pets.com, Inc., to IPET Holdings, Inc. On January 18, 2001, the company closed its stock transfer books, discontinued recording transfers of Common stock and the Company’s common stock was delisted from the Nasdaq Stock Market. Since the close of trading on January 18, 2001, the certificates representing the Common Stock of the Company have not been assignable or transferable on the books of the company and any distributions made by the Company will be made solely to the stockholders of record as of such final record date. The Company expects that its common stock will ultimately be deregistered under Rule 12g-4 of the Securities Exchange Act of 1934 in connection with the Company’s execution of the Plan of Complete Liquidation and Dissolution.

PUBLIC COMPANY REPORTING REQUIREMENTS

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, after filing our Certificate of Dissolution we sought relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently invests its cash reserves in certificates of deposit and checking accounts with leading commercial banks. The market risk of such instruments is minimal as the principal has not been placed at risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and
Stockholders of IPET Holdings, Inc. (formerly Pets.com, Inc.)

We have audited the statements of net assets in liquidation of IPET Holdings, Inc. (formerly Pets.com, Inc.) as of December 31, 2001 and 2000, and the related statements of changes in net assets in liquidation for the year ended December 31, 2001 and for the period from November 5, 2000, to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company’s policy is to prepare its financial statements on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of IPET Holdings, Inc. (formerly Pets.com, Inc.) as of December 31, 2001 and 2000, and the changes in net assets in liquidation for the year ended December 31, 2001 and the period from November 5, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

San Rafael, California
March 14, 2002

/s/ Stempek Associates

IPET HOLDINGS, INC.
(FORMERLY PETS.COM, INC.)
STATEMENTS OF NET ASSETS IN LIQUIDATION
DECEMBER 31, 2001 AND 2000
(In thousands, except shares outstanding and per share data)

	2001	2000

ASSETS
Cash and cash equivalents	$4,628	$9,714
Certificates of deposit securing standby letters of credit	—	1,466
Receivable from sale of inventories, fixed assets and other — net	—	1,215
Deposits held by landlord	100	100
Total Assets	$4,728	$12,495

LIABILITIES
Accounts payable	$545	$2,104
Accrued compensation to former employees	—	762
Total Liabilities	545	2,866

NET ASSETS IN LIQUIDATION	$4,183	$9,629

Number of common shares and common share equivalents outstanding	34,741,080	35,418,735

Net assets in liquidation per share	$0.12	$0.27

See accompanying notes.

IPET HOLDINGS, INC.
(FORMERLY PETS.COM, INC.)
STATEMENTS OF LIQUIDATING ACTIVITIES (in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM
NOVEMBER 5, 2000 TO DECEMBER 31, 2000

	2001	2000

ADDITIONAL SOURCES OF CASH:
Recovery from sale of Sock Puppet icon	$125	$—
Earnings on cash and cash equivalents	313	21
Recoveries from sale of fixed assets	—	2,558
Recoveries from sale of inventory	—	703
Recovery from lease buyout	—	400
License revenue and other	—	113

Total sources of additional cash	438	3,795

ADDITIONAL USES OF CASH
Payments on leases not yet terminated on former operating facilities	(1,045)	(893)
Outside services during liquidation period	(927)	(278)
Insurance paid for directors and officers	(783)	—
Payment of assessed exterior and interior repairs on leased property	(233)	—
Other expenses during liquidation period	(268)	—
Retention Bonuses, severance and other compensation incurred as a result of liquidation and termination of services	—	(4,196)
Regular compensation during liquidation period	—	(1,331)
Settlement of advertising and cross-marketing agreement	—	(400)
Distribution of cash to stockholders	(3,128)	—

Total uses of additional cash	(6,384)	(7,098)

OTHER INCOME AND EXPENSE:
Settlements of accounts payable	$408	$431
Recoveries, net of expenses of $81	92	—
Reduction in liability to related party	—	695
Net book value of fixed assets disposed	—	(18,867)
Recovery of 5,243,752 common shares in exchange for settlement of advertising and cross-marketing agreement	—	(8,099)
Write off of prepaid advertising	—	(6,991)
Cost of inventories disposed	—	(4,812)
Write off of investment in PetPlace.com, Inc.	—	(3,585)
Write off of investment in PetsPark.com, Ltd.	—	(2,073)
Write off of other prepaid expenses	—	(2,513)

Total other income and expense	500	(45,814)

Decrease in net assets in liquidation	(5,446)	(49,117)
Net assets in liquidation at beginning of period	9,629	58,746

Net assets in liquidation at end of period	$4,183	$9,629

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Liquidation Basis of Accounting

The accompanying financial statements of IPET Holdings, Inc., formerly Pets.com, Inc. (The “Company”), have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation.

As a result of approval on November 4, 2000, by the stockholders and board of directors of a Plan of Complete Liquidation and Dissolution, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation in order to provide more relevant information as of December 31, 2001 and 2000, and for the liquidation year ended December 31, 2001, and the liquidation period from November 5 through December 31, 2000.

The liquidation basis of accounting requires that assets and liabilities be stated at estimated fair value. The Company established the carrying values of its assets and liabilities, as reflected in the statements of net assets in liquidation as of December 31, 2001 and 2000, based upon having given reasonable consideration to all information available at the time such values were established. Subsequent to establishing such carrying values, management has continued to investigate and analyze prior and current transactions. Accordingly, the statements of net assets in liquidation as of December 31, 2001 and 2000 reflect assets and liabilities based upon their estimated fair values and estimated settlement amounts as of those dates. Changes in the estimated liquidation value of assets and liabilities subsequent to December 31, 2001 and 2000, have been and will be recognized in the period in which such refinements are known.

2. BACKGROUND AND SUMMARY OF SIGNIFICANT DEVELOPMENTS

On November 4, 2000, by the stockholders and board of directors of IPET Holdings, Inc. (formerly Pets.com, Inc.) adopted a Plan of Complete Liquidation and Dissolution and orderly winding down and cessation of the Company’s operations and liquidation of the Company’s assets and settlement of the Company’s liabilities. Until November 4, 2000, the Company was engaged in the sale, over the Internet, of pet products, services, and information primarily in the United States.

The Company was incorporated in the state of California on October 7, 1998 and began its commercial operations on February 17, 1999 with the acquisition of certain assets and Internet domain names. For purposes of disclosure, the Company elected to use February 17, 1999 as the inception date for reporting, as no activities were undertaken and no costs were incurred prior to that date.

In December 1999, the board of directors authorized the Company to proceed with an initial public offering (an “IPO”) of its common stock. The IPO, which raised approximately $75 million of new capital, was completed on February 11, 2000. The board of directors also authorized reincorporation of the Company in the state of Delaware.

Subsequent to its initial public offering, the Company significantly enhanced its sales, customer service, information technology and administrative activities. In order to accommodate anticipated additional sales volume, the Company augmented its operating capacity by developing state-of-the-art administrative and warehouse facilities in the San Francisco Bay Area and warehouse facilities in Indianapolis, Indiana. In addition, the Company acquired certain strategic assets and entered into certain advertising and co-marketing agreements designed to increase its public image and exposure through major media channels.

The enhanced marketing and sales efforts and augmented capacity resulted in greater shipments in the second and third quarters of 2000 as compared with 1999. However, projected profitability was dependent upon achieving even greater volumes and wider market acceptance than could reasonably be anticipated to occur in the near term. Additionally, in order to achieve these greater volumes, there would have been required substantial infusions of new capital, which the Company was unable to obtain. From its inception until November 4, 2000, the Company had a negative gross margin from sales and, after selling, general and administrative expenses, had incurred an accumulated deficit of $156.3 million.

The Company and its advisors worked to examine all options for additional financing. They contacted more than 50 domestic and international strategic and financial prospects. However, no party was prepared to acquire the Company. In addition, there resulted no reasonable expectations of attracting any party willing to provide sufficient capital to sustain promotional activities at a level deemed necessary by management to generate a positive gross margin and allow the Company to potentially become profitable thereby continuing as a going concern. As a result, the Company’s management and board of directors concluded that an orderly winding down would be the course of action most likely to offer the highest return to shareholders; and, that to continue the operation of the business would most likely reduce the assets and cash that might otherwise be returned to the stockholders.

Events Subsequent to Decision to Liquidate

On November 7, 2000, approximately 255 of the Company’s 320 employees were terminated and subsequently paid $2.8 million in severance and other compensation. Senior management who received their regular salaries in addition to retention bonuses approved by the board of directors in the amount of $1.4 million, and certain other personnel remained to conduct winding-down activities. This reduction in force significantly affected information technology, financial management and accounting. By November 10, 2000, the Company’s website was closed and sales transactions could no longer be conducted.

Because, in the opinion of the Company’s management, many of the assets, particularly its intellectual property, would decline in value over time, concerted efforts to sell the majority of the Company’s assets, including inventory, distribution center equipment, URLs, website content, the Sock Puppet brand icon and other intellectual property, were undertaken expeditiously. Settlements of the Company’s outstanding operating liabilities, commitments with creditors and long-term contractual payment and performance obligations associated with the Company’s buildings and facilities leases, business agreements with third parties and agreements with vendors and shipping services were aggressively pursued. As a result of the previously mentioned reduction in force, administrative matters, including liquidation accounting and preparations for the Company’s affairs to be taken over by a qualified outside management firm, did not receive the same degree of support.

Pursuant to the Company’s Plan of Complete Liquidation and Dissolution, substantially all of its remaining assets are to be sold and, after payment of all claims, obligations and expenses owing to the Company’s creditors, the remainder, if any, will be distributed to the holders of common stock on a pro rata basis.

Events Subsequent to December 31, 2000

On January 12, 2001, the Company engaged the services of Diablo Management Group, a professional liquidation management firm. Mr. Richard G. Couch, its Chairman and Chief Executive Officer, was elected sole director of the Company’s board of directors and appointed as the Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer to take over from the Company’s senior management team and complete the liquidation process. The Company’s name was changed from Pets.com, Inc., to IPET Holdings, Inc., and management of the Company was assumed by Diablo Management Group.

In order to complete the liquidation process, new management conducted an updated and comprehensive analysis of the Company’s potential asset recoveries and prepared a detailed settlement schedule of all claims, obligations and expenses owing to the Company’s creditors. In addition, negotiations were pursued in earnest to terminate the lease for the Company’s warehouse facility in Union City, California (see Note 4).

During 2001, the Company (i) negotiated the release of certificates of deposit, in the aggregate amount of $1,466,000, securing stand-by letters of credit furnished as collateral for leases and a credit card processing arrangement; (ii) collected receivables from the sale of inventory, fixtures, equipment, lease termination residual, URL domain name and other intangible assets in the amount of $1,215,000; (iii) collected $125,000 for the assignment to Hakan Enterprises, Inc., of all of its rights in and to the Sock Puppet brand icon; (iv) settled trade accounts payable to vendors, net of settlement concessions and recoveries, in the amount of $1,559,000; (v) terminated and paid the remaining 33 employees an amount of $762,000; (vi) paid liability insurance for directors and officers in the amount of $783,000; and, (vii) arranged for completion of the operating and liquidation-period accounting and stockholder reporting in order to be in compliance with various regulatory agency requirements.

Pursuant to a Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock filed with the Secretary of State of Delaware on July 6, 2000, upon liquidation or dissolution, holders of shares of Series A Preferred Stock are entitled to receive $0.00125 per share before any distribution of funds is made to holders of Common Stock. Series A stockholders are also entitled to receive accrued but unpaid dividends declared by the board of directors on Common Stock. No such dividends have ever been declared. After such initial payment has been made to Series A Preferred stockholders, they will also share on a pro-rata basis in the general distribution of proceeds remaining from the sale of assets to be made to all Common stockholders, as if their shares of Series A Preferred Stock have been converted to an equal number of shares of Common Stock.

On August 31, 2001, the sole director of the Company approved an initial cash distribution to be paid from net available assets in the amount of $0.09 per share to stockholders of record holding 34,741,080 shares as of the Company’s final record date of January 18, 2001. The Company distributed cash payments in the amount of $3,128,127 to stockholders of record, which included the initial payment to the Series A Preferred stockholders, on September 28, 2001. The Company expects to make subsequent distributions, as appropriate, during the course of the wind-down period as non-cash assets are converted to cash and liabilities are settled.

Status of Liquidation Process

As of March 14, 2002, substantially all of the Company’s assets have been sold. Further, the Company has consummated transactions with substantially all of its trade creditors and taxing authorities and terminated all capital and operating leases except for the warehouse facility in Union City, California. Other than the Union City warehouse lease, the Company believes that it has negotiated reasonable settlement amounts with all of its remaining trade and general creditors.

However, there can be no assurance that the Company will be able to complete the orderly winding down as originally contemplated, settle with its creditors and pay for the amounts estimated in its plan of orderly winding down or successfully terminate its one remaining lease. If it is unable to successfully reach settlements with all of its creditors or terminate the remaining operating lease, the Company may be forced to seek protection from creditors under federal bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In such event, further distributions to the Company’s stockholders may depend upon completion of all such proceedings, one or more rulings by a bankruptcy trustee and/or further court proceedings.

Delisted Stock

On January 16, 2001, the stockholders of the Company approved a Plan of Complete Liquidation and Dissolution of the Company and changed the corporate name from Pets.com, Inc., to IPET Holdings, Inc. On January 18, 2001, the Company cancelled 677,655 shares of common stock, closed its stock transfer books, discontinued recording transfers of common stock and the Company’s common stock was delisted from the Nasdaq National Stock Market. Since the close of trading on January 18, 2001, the certificates representing the common stock of the Company have not been assignable or transferable on the books of the Company and all distributions made by the Company either have been or will be (if applicable) made solely to the stockholders of record as of such date. The Company expects that its common stock will ultimately be deregistered under Rule 12g-4 of the Securities Exchange Act of 1934 in connection with the Company’s execution of its Plan of Complete Liquidation and Dissolution.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year begins on January 1 and ends on December 31 of each year.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements, disclosures of contingent assets and liabilities and accompanying footnote disclosures at the date of the financial statements. Significant estimates have been made relative to the valuation of all assets and liabilities of the Company, including among others, estimates of the recovery value of assets, sales returns and settlement of trade payables and long-term lease commitments. Such estimates have been developed pursuant to the provisions of the Plan of Complete Liquidation and Dissolution. Actual results may differ from amounts estimated.

4. CONTINGENCIES

Union City Lease

In July 2000, the Company established a distribution center in Union City, California, and leased a warehouse comprised of approximately 143,000 square feet for a period of five years. The Union City warehouse lease calls for minimum monthly rent payments in the approximate amount of $60,000 through August 4, 2004, plus annual base-rent adjustments of up to 6%. As of December 31, 2001, the remaining minimum lease payments totaling $1,975,000 ($2,791,000 as of December 31, 2000) have not been recorded as a liability on the Company’s statement of net assets in liquidation because of the uncertainty of the amount which would ultimately be due. Since assuming management of the Company on January 12, 2001, Diablo Management Group engaged qualified professionals to aggressively market the warehouse and has been actively negotiating with the landlord, National Distribution Agency, Inc. regarding relief from the terms of the lease.

In connection with a contractual dispute concerning the Company’s sublease of certain space in the Union City warehouse, on August 31, 2001, the Company filed a complaint against its landlord, National Distribution Agency, Inc., in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The third amended complaint additionally alleges that the landlord trespassed on the Company’s space, and constructively, or alternatively, partially evicted the Company by occupying the Company’s space without the Company’s consent. National Distribution Agency, Inc. has not yet responded to this complaint; and, no trial date has been set.

If the Company was to determine that its inability to successfully terminate the Union City lease was reasonably likely to result in a judgement that would compromise the Company’s ability to successfully complete its Plan of Complete Liquidation and Dissolution, the Company might be forced to seek protection from the landlord under federal bankruptcy law in order to statutorily limit the landlord’s claims so that all then remaining creditors could share more fairly in the Company’s remaining assets. In any event, the Company believes that any settlement payment to the landlord will be for substantially less than the present value of all lease payments that it might otherwise owe through the term of the lease.

5. RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2001, the Company paid consulting fees of $422,018 to Diablo Management Group in connection with its winding-down and dissolution activities. This amount included $67,430 in consulting fees to Richard G. Couch in connection with his role as the sole Director and Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of the Company. The Company paid $179,201 in 2001 ($986,285 in 2000) to a common stockholder for legal services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

By an Action by Written Consent effective March 26, 2001, our sole Director approved the engagement of Stempek Associates of San Rafael, California as the Company’s independent auditors for the fiscal years ending December 31, 2000 and December 31, 2001 to replace the firm of Ernst & Young LLP, who declined to stand for reelection as auditors of the Company effective March 20, 2001.

The report of Ernst & Young LLP on the Company’s financial statements for the period from February 17, 1999 (inception) to December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company’s financial statements for the period from February 17, 1999 to December 31, 1999, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers and directors and their ages as of December 31, 2001 were as follows:

			DIRECTOR OR
NAME	AGE	POSITION	OFFICER SINCE

Richard G. Couch	55	Sole Director and Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary.	January 2001

Richard G. Couch was appointed to serve as our sole Director, Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary in January 2001 and is currently overseeing our dissolution and wind down. Since September 1986, Mr. Couch has been Chairman of the Board, Chief Executive Officer and Managing Principal of Diablo Management Group, a management consulting company that provides services primarily to companies involved in mergers, acquisitions, turnarounds, work-outs, reorganizations and sales (of equity or assets). Through Diablo Management Group, Mr. Couch has served in various interim executive and/or advisory capacities to companies experiencing managerial, financial or operational difficulties. Mr. Couch has over 25 years of corporate, executive and turnaround management experience, and has handled over 170 assignments in a broad variety of businesses. Before founding Diablo Management Group in 1986, Mr. Couch founded and managed RGC Associates, through which he operated troubled companies, usually as an interim President/ CEO. Also prior to Diablo Management Group, Mr. Couch was a Senior Vice President and Principal with INCO Venture Capital Management, assisting in the selection, growth and transition of early-stage companies. Mr. Couch’s prior experience included CEO roles at two medium-sized companies, following ten years at Xerox, where he held management and Vice President positions in the Copier Manufacturing Group and the Printing Systems Group. Mr. Couch has served as President, Chief Executive Officer and a Director of Visual Numerics, Inc. since August 1990. In addition, he has handled numerous assignments as a Chapter 11 bankruptcy trustee. Mr. Couch received a B.A. in Social Science from the University of Buffalo, an M.S. in Industrial Psychology from the University of Rochester, and an M.B.A. in Finance and Economics from the Simon Graduate School of Business at the University of Rochester.

BOARD COMPOSITION

As of December 31, 2001, our Bylaws provide for a Board of Directors consisting of one director. Prior to January 16, 2001, our bylaws provided for a Board of Directors consisting of six directors. Each director was elected for a period of one year and was to serve until our next annual meeting or until his or her successor was duly elected and qualified. The executive officers served at the discretion of the Board of Directors. There were no family relationships among any of our directors or executive officers, each of whom resigned his or her position effective as of January 16, 2001. Effective as of that date, our Bylaws were amended to provide for a single director, and Richard G. Couch of Diablo Management Group was appointed to serve as the Company’s sole director and also as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary.

BOARD COMPENSATION

On January 16, 2001, the members of our Board of Directors resigned and Richard Couch of Diablo Management Group, a consulting firm retained by the Company to complete our approved wind-down and dissolution, was named as our sole Director. Mr. Couch and other consultants of Diablo Management Group render consulting services in connection with our dissolution pursuant to a compensation schedule approved by our Board of Directors on January 8, 2001 (a copy of which is filed as Exhibit 10.1 hereto).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the compensation committee of our Board of Directors as of January 16, 2001, the date the existing board members resigned and Richard Couch was appointed the sole director, were Mark Britto and John Hummer. Neither of them had at any time been an officer or employee of the Company or any subsidiary of the Company, nor were there any compensation committee interlocks or other relationships during 2001 and prior to their resignations requiring disclosure under item 402(j) of Regulation S-K promulgated by the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s Common Stock were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table provides summary information concerning the compensation received for services rendered to the Company during the fiscal year ended December 31, 2001 by (a) each person who served as our chief executive officer during 2001; (b) each of our other four most highly compensated executive officers as of December 31, 2001, each of whose aggregate compensation during our last fiscal year exceeded $100,000; and (c) one additional highly compensated individual who would have been included under (b) above but for the fact that he was no longer serving as an executive officer of the Company as of December 31, 2000 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

				LONG-TERM
				COMPENSATION
				AWARDS
	ANNUAL COMPENSATION
			OTHER ANNUAL	SECURITIES	ALL OTHER
	SALARY	BONUS	COMPENSATION	UNDERLYING	COMPENSATION
NAME AND PRINCIPAL POSITION	($)(1)	($)	($)	OPTIONS(#)	($)

Richard G. Couch	$67,430	$0	$0	0	$0
Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (after January 16, 2001)
Julia L. Wainwright	$31,219	$6,674	$0	0	$0
Chief Executive Officer (until January 16, 2001)
Christopher E. Deyo	$47,861	$1,988	$0	0	$0
President (until January 16, 2001)
Paul G. Manca	$42,405	$0	$0	0	$0
Chief Financial Officer (until January 16, 2001)
Ralph Lewis	$53,206	$0	$150,000 (2)	0	$0
Vice President of Distribution and Logistics (until January 16, 2001)
Kathryn C. Ringewald	$22,971	$0	$0	0	$0
Vice President of Human Resources (until January 16, 2001)

(1)	Base salary paid to the Named Officer during the fiscal year ended December 31, 2001.

(2)	Cancellation of indebtedness pursuant to terms of promissory note that provided for cancellation upon the dissolution of the Company.

OPTION GRANTS

The Company did not grant any stock options in the fiscal year ended December 31, 2001.

OPTION EXERCISES AND HOLDINGS

All options held by Named Officers terminated 60 days after the end of such officer’s employment relationship with the Company and no Named Officer acquired shares of common stock or options to purchase common stock in the year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2001 and upon conversion of all outstanding shares of preferred stock into common stock by:

•     each stockholder known to us to own beneficially more than 5% of our common stock;

•     each of our current directors and the Named Officers (as defined in the Act); and

•     all current directors and executive officers as a group.

Except as otherwise noted, the address of each person listed in the table is c/o IPET Holdings, Inc., c/o Diablo Management Group, 2000 Crow Canyon Place, Suite 270, San Ramon, California, 94583. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned by each stockholder as of December 31, 2001. The percent of beneficial ownership for each stockholder is based on 34,741,080 shares of common stock outstanding as of December 31, 2001 (assuming conversion of all 1,143,895 outstanding shares of non-voting Series A Preferred Stock into Common Stock).

		PERCENT OF
	SHARES	COMMON STOCK
	BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS	OWNED	OWNED

Amazon.com, Inc.	8,973,029	25.8%
1200 12th Avenue South, Suite 1200
Seattle, WA 98108-1226
Entities Affiliated with Hummer Winblad Venture Partners	4,677,114	13.5%
2 South Park, 2nd Floor
San Francisco, CA 94107
Petstore.com, Inc.	3,700,587	10.7%
1545 Park Avenue
Emeryville, CA 94608
Julia L. Wainwright	912,318	2.6%
Christopher E. Deyo	523,175	*
Paul G. Manca	0	*
Ralph E. Lewis	0	*
Kathryn C. Ringewald	100,000	*
Richard G. Couch	0	*
All current executive officers and directors as a group
(Richard G. Couch)	0	*

*	Less than 1% of the outstanding shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended December 31, 2001, the Company paid consulting fees of $422,018 to Diablo Management Group in connection with our wind-down and dissolution activities to include $67,430 in consulting fees to Richard G. Couch in connection with his role as the sole Director and Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of the Company. The Company paid $179,201 in 2001 ($986,285 in 2000) to a common stockholder for legal services.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K): See Exhibit Index.

     (b)  Financial Statement Schedules: Independent Auditor’s Report of Stempek Associates, Statements of Net Assets in Liquidation as of December 31, 2001 and 2000, Statements of Liquidating Activities for the year ended December 31, 2001 and the period from November 5, 2000 to December 31, 2000, and Notes to Financial Statements.

     (c)  Reports on Form 8-K: We filed a Current Report on Form 8-K on September 7, 2001 with the Securities and Exchange Commission announcing that on August 31, 2001, the Sole Director of the Company approved an initial cash distribution to be paid out of net available assets of $0.09 per share to stockholders of record as of the Company’s final record date of January 18, 2001. On September 28, 2001, the Company distributed the initial cash distribution payments to the stockholders of record.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPET HOLDINGS, INC.

By:	/s/ RICHARD G. COUCH

Richard G. Couch
Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer

Date: March 29, 2002

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

SIGNATURE	TITLE	DATE

/s/ RICHARD G. COUCH Richard G. Couch	Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer, and Secretary	Date: March 29, 2002

/s/ RICHARD G. COUCH Richard G. Couch	Sole Director	Date: March 29, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1*	Plan of Complete Liquidation and Dissolution of the Company.
10.1	Compensation schedule for Diablo Management Group.
16.1**	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 26, 2001.
23.1	Independent Auditor’s Report.
24.1	Power of Attorney (see page 18)
99.1***	Assignment Agreement with Hakan Enterprises, Inc. dated September 7, 2001.

*	Previously filed with our Definitive Proxy Statement pursuant to Schedule 14A of the Securities Exchange Act of 1934 (#000-29387) dated and filed on December 28, 2000 and incorporated herein by reference.

**	Previously filed with our Current Report on Form 8-K (#000-29387) dated March 20, 2001 and filed on March 27, 2001 and incorporated herein by reference.

***	Previously filed with our Current Report on Form 10-Q (#000-29387) dated September 30, 2001 and filed on November 13, 2001 and incorporated herein by reference.