Form 10-Q
period 2002-03-31
IPET HOLDINGS INC
filed 2002-05-15
CIK 1100683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number
000- 29387

IPET HOLDINGS, INC.
(FORMERLY PETS.COM, INC.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4730753 (IRS Employer Identification Number)

c/o Diablo Management Group
2000 Crow Canyon Place, Suite 270
San Ramon, CA 94583
(Address of principal executive offices)

(925) 807-0126
(Registrant’s telephone number)

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IPET HOLDINGS, INC.

STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands, except shares outstanding and per share data)

	March 31, 2002	December 31, 2001
	(unaudited)	(unaudited)

ASSETS
Cash and cash equivalents	$4,005	$4,628
Deposits held by landlord	100	100

Total assets	$4,105	$4,728

LIABILITIES
Accrued expenses and business taxes	$416	$545
Accrual of lease obligation until end of lease	1,800	—

Total liabilities	2,216	545

Net assets in liquidation	$1,889	$4,183

Number of common shares and common share equivalents outstanding	34,741,080	34,741,080

Net assets in liquidation per share	$0.05	$0.12

See accompanying notes to condensed financial statements.

IPET HOLDINGS, INC.

STATEMENTS OF LIQUIDATING ACTIVITIES
(in thousands)

		Period From
	Three Months Ended	November 5, 2000 to
	March 31, 2002	December 31, 2001
	(unaudited)	(unaudited)

ADDITIONAL SOURCES OF CASH:
Earnings on cash and cash equivalents	$18	$334
Recoveries from sale of fixed assets	—	2,558
Recoveries from sale of inventories	—	703
Recovery from lease buyout	—	400
Recovery from sale of Sock Puppet icon	—	125
License revenue and other	—	113

Total additional sources of cash	18	4,233
ADDITIONAL USES OF CASH:
Payments on leases not yet terminated	(184)	(1,938)
Outside services during liquidation period	(301)	(1,205)
Retention bonuses, severance and other compensation	—	(5,527)
Insurance paid for officers and directors	—	(783)
Settlement of advertising and cross-marketing agreement	—	(400)
Payment of assessed repairs on leased property	—	(233)
Other expenses during liquidation period	(27)	(269)
Distribution of cash to stockholders	—	(3,127)

Total additional uses of cash	(512)	(13,482)
OTHER INCOME AND EXPENSE:
Accrual of lease obligation to end of lease	(1,800)	—
Net book value of fixed assets disposed	—	(18,867)
Settlement of advertising and cross-marketing agreement	—	(8,099)
Write off of prepaid advertising	—	(6,991)
Cost of inventories disposed	—	(4,812)
Write off of investments in strategic-partner companies	—	(5,658)
Write off of prepaid expenses	—	(2,513)
Recoveries, reductions and settlements of payables	—	931
Reduction in liability to related party	—	695

Total other income and expense	(1,800)	(45,314)

Decrease in net assets in liquidation	(2,294)	(54,563)
NET ASSETS IN LIQUIDATION — beginning of period	4,183	58,746

NET ASSETS IN LIQUIDATION — end of period	$1,889	$4,183

See accompanying notes to condensed financial statements.

IPET HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of IPET Holdings, Inc., formerly Pets.com, Inc. (the “Company”), have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation for interim financial information and with consideration given to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim period presented. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002 in the Company’s 2001 Annual Report on Form 10-K, and for the year ended December 31, 2000, to be included in the Company’s 2000 Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

     On November 4, 2000 the board of directors of the Company approved the orderly wind down and cessation of the Company’s operations and on January 16, 2001 the stockholders of the Company approved the Company’s Plan of Complete Liquidation and Dissolution (See Note 2). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation in order to provide more relevant information as of March 31, 2002 and December 31, 2001 and for the liquidation periods from January 1, 2002 through March 31, 2002 and November 5, 2000 through December 31, 2001.

2. Background and Summary of Significant Developments

     On November 4, 2000, the Board of Directors of the Company unanimously approved the orderly wind down of its operations. On January 16, 2001, the Company’s stockholders approved the Company’s Plan of Complete Liquidation and Dissolution, and the Company filed a Certificate of Dissolution with the Delaware Secretary of State which became effective as of January 18, 2001. Until November 4, 2000, the Company was engaged in the sale, over the Internet, of pet products, services, and information primarily in the United States.

     On November 7, 2000, the Company commenced the process of winding down and ceasing its operating activities to include terminating its employees, selling its assets and settling its obligations, including leases. Through January 16, 2001, such activities were managed and conducted by the Company’s executive officers, management team and personnel. On January 16, 2001, the Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer of the Company. During the 3-month period ended March 31, 2002, Diablo Management Group has been paid $71,750 for its services.

     Between January 1, 2002 and March 31, 2002, the Company (i) finalized the termination of its 401K plan and completed the required distributions to plan participants; (ii) filed its Federal and State tax returns for 2001; (iii) filed and distributed all required IRS Forms W-2 and Forms 1099 for 2001; (iv) paid all taxes due to the State of Indiana and received a tax clearance from the State of Indiana; (v) completed an audit of its financials for the years 2000 and 2001; and (vi) filed its 2001 Annual Report on Form 10-K with the Securities and Exchange Commission.

     On August 31, 2001, the Sole Director of the Company approved an initial cash distribution of $0.09 per share to be paid out of net available assets to stockholders of record as of the Company’s final record date of January 18, 2001. On September 28, 2001, the Company distributed the initial cash distribution payments in the aggregate amount of $3,127,000 to the stockholders of record. The Company expects to make subsequent distributions, as appropriate, during the course of the wind down period as liabilities are settled.

     The Company has completed the sale of its assets and collected the amounts owed to the Company from such sales. The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. Although the Company has initiated collection actions, due to the uncertainty of these collections, they have not been included in the financial statements. In addition, the Company may not be able to terminate or sublease the Company’s remaining building and facilities lease in Union City, California; and, as a result, the timing of any additional distribution to stockholders is uncertain at this time.

3. Lease Obligation

     The Company established a distribution center in Union City, California in July of 1999 and leased a warehouse under a sublease comprised of approximately 143,000 square feet for a term of 5 years concluding on August 14, 2004. Monthly rent in the approximate amount of $60,000 (plus additional charges) has been paid during the 3-month liquidation period ended March 31, 2002, notwithstanding the fact that the warehouse has been vacant since January of 2001. The lease further provides for an increase of up to 6% of the base rent on December 15, 2002, and requires the Company to pay its pro rata share of certain exterior maintenance and repairs to the warehouse building. To date, the Company has paid $233,000 in such maintenance and repair expenses. Since February 2001, the Company has aggressively pursued opportunities to sublease the space. Due to the uncertainty of finding an acceptable tenant, the future rent obligation through the full term of the lease (August 14, 2004) of approximately $1,800,000 has been accrued as a liability as of March 31, 2002.

     In connection with a contractual dispute concerning the lease, on August 31, 2001 the Company filed a complaint against its landlord in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The first amended complaint alleges that the landlord breached the lease by failing and refusing to remove a condition of default relating to claimed repairs to the premises. The Company is prosecuting this action and intends to pursue its rights in this matter. In addition, it is possible that the Company may become a party to various legal proceedings arising from the settlement of our outstanding liabilities in this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements. These statements relate to future events or our future financial performance including, by way of example, statements concerning the effective liquidation of the Company’s assets, the orderly wind down of the Company, the settlement of all creditor and other claims against the Company, or the distribution of any cash or other assets to stockholders. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in (i) the Risk Factors section under Item 2 of this Report, (ii) the Risk Factors section of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 29, 2002, and (iii) other reports we filed from time to time with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

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

     In addition, all officers and directors of the Company resigned on January 16, 2001, effective immediately after the stockholder meeting. Richard G. Couch of Diablo Management Group was retained by our former Board of Directors to act as the sole Director and Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary for the Company after this date. Diablo Management Group currently handles the remaining affairs of the Company, including the final disposition of our remaining assets and settlement of outstanding liabilities.

UNION CITY LEASE

     In July 1999, the Company established a distribution center in Union City, California, and leased a warehouse under a sublease comprised of approximately 143,000 square feet for a period of five years. The Union City warehouse lease calls for minimum monthly rent payments of approximately $60,000 through August 4, 2004, plus annual base-rent increases of up to 6%. On March 31, 2002, the remaining minimum lease payments totaling $1,800,000 were recorded as a liability on the Company’s statement of net assets in liquidation. Since assuming management of the Company on January 12, 2001, Diablo Management Group engaged qualified professionals to aggressively market the warehouse and has been actively negotiating with the landlord, National Distribution Agency, Inc. regarding relief from the terms of the lease.

     In connection with a contractual dispute concerning the Company’s lease, on August 31, 2001, the Company filed a complaint against its landlord, National Distribution Agency, Inc., in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The first amended complaint additionally alleged that the landlord breached the lease by failing and refusing to remove a condition of default relating to claimed repairs to the premises. The second amended complaint added additional facts to support the allegations. The third amended complaint additionally alleged that the landlord trespassed on the Company’s space, and constructively, or alternatively, partially evicted the Company by occupying the Company’s space without the Company’s consent. National Distribution Agency, Inc. has not answered to this complaint; and, no trial date has been set. We are prosecuting this action and intend to pursue the Company’s rights in this matter.

     If the Company were to determine that its inability to successfully terminate the Union City lease was reasonably likely to result in a judgment that would compromise the Company’s ability to successfully complete its Plan of Complete Liquidation and Dissolution, the Company might be forced to seek protection from the landlord, National Distribution Agency, Inc., under federal bankruptcy law in order to statutorily limit National Distribution Agency’s claims so that all then remaining creditors could share more fairly in the Company’s remaining assets.

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

PUBLIC COMPANY REPORTING REQUIREMENTS

     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, after filing our Certificate of Dissolution we sought relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require. The Company has not yet filed its 2000 Annual Report on Form 10-K with the Securities and Exchange Commission.

ACTIVITIES WHILE IN LIQUIDATION

     The following table sets forth our unaudited liquidating-period activities data for the three month period ended March 31, 2002 and for the period from November 5, 2000 to December 31, 2001. This unaudited periodic information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation for interim financial information.

		Period From
	Three Months Ended	November 5, 2000 to
	March 31,2002	December 31, 2001
	(unaudited)	(unaudited)

	(in thousands)
ADDITIONAL SOURCES OF CASH:
Earnings on cash and cash equivalents	$18	$334
Recoveries from sale of fixed assets	—	2,558
Recoveries from sale of inventories	—	703
Recovery from lease buyout	—	400
Recovery from sale of Sock Puppet icon	—	125
License revenue and other	—	113

Total additional sources of cash	18	4,233
ADDITIONAL USES OF CASH:
Payments on leases not yet terminated	(184)	(1,938)
Outside services during liquidation period	(301)	(1,205)
Retention bonuses, severance and other compensation	—	(5,527)
Insurance paid for officers and directors	—	(783)
Settlement of advertising and cross-marketing agreement	—	(400)
Payment of assessed repairs on leased property	—	(233)
Other expenses during liquidation period	(27)	(268)
Distribution of cash to stockholders	—	(3,128)

		Period From
	Three Months Ended	November 5, 2000 to
	March 31,2002	December 31, 2001
	(unaudited)	(unaudited)

	(in thousands)
Total additional uses of cash	(512)	(13,482)
OTHER INCOME AND EXPENSE:
Accrual of lease obligation to end of lease	(1,800)	—
Net book value of fixed assets disposed	—	(18,867)
Settlement of advertising and cross-marketing agreement	—	(8,099)
Write off of prepaid advertising	—	(6,991)
Cost of inventories disposed	—	(4,812)
Write off of investments in strategic-partner companies	—	(5,658)
Write off of prepaid expenses	—	(2,513)
Recoveries, reductions and settlements of payables	—	931
Reduction in liability to related party	—	695

Total other income and expense	(1,800)	(45,314)

Decrease in net assets in liquidation	(2,294)	(54,563)
NET ASSETS IN LIQUIDATION — beginning of period	4,183	58,746

NET ASSETS IN LIQUIDATION — end of period	$1,889	$4,183

     On January 16, 2001, the Company’s stockholders approved the Company’s Plan of Complete Liquidation and Dissolution and on January 18, 2001 the Company filed a Certificate of Dissolution with the Delaware Secretary of State which became effective as of that date. In addition, on January 16, 2001, Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of the Company. Diablo Management Group currently handles all remaining affairs for IPET Holdings, Inc., including the final disposition of our remaining assets and settlement of outstanding liabilities.

     Expenses and Income During Reporting Period. The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. Because of the uncertainty of collection, these amounts have not been included in the statement of net assets in liquidation. We have settled our trade payables but continue to receive apparently inadvertent invoices from former suppliers who have released their claims against us. We are working to resolve all such apparently inadvertent invoices. There are several tax issues that must be resolved, with their related costs and potential penalties and interest, including up to $367,710 in business taxes due to the City of San Francisco. We paid $9,255 to the State of Indiana during this period in full settlement of our tax liabilities in that state. In addition, the Company has paid a monthly rent of approximately $60,000 under the terms of its lease on the Union City, California warehouse facility for each of the three months ended March 31, 2002. The property is being aggressively priced in the market to attract as many opportunities as possible. The Company has retained the services of various professionals to manage and assist with the liquidation process. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit.

     Components Of Changes In Net Assets In Liquidation. On March 29, 2002, the Company filed its 2001 Annual Report on Form 10-K. The Company has also completed an audit of its financials for year 2000 and will soon file an amendment to its 2000 Annual Report on Form 10-K/A. Efforts associated with the audits of the financials for the years 2000 and 2001 in addition to efforts associated with the filing of our 2001 Annual Report on Form 10-K accounted for approximately $200,000 of the $301,000 of outside service fees for this period. These audits were detailed and extensive since they covered both the operating period up to November, 4, 2000 and subsequent liquidating periods. Previous financial statements have assumed that the Union City warehouse would be subleased in a timely manner and therefore the full obligation of the lease has not been previously accrued as a liability. Given the current condition of the real estate market and the difficulty of subleasing the space, we have accrued the remaining amounts due under the lease (approximately $1,800,000) as a liability on our Statement of Net Assets in

Liquidation. The payments made under the lease during the three month period ended March 31, 2001 in addition to the accrual of future payments has resulted in a reduction of the Net Assets in Liquidation of approximately $0.06 per share. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit.

     On August 31, 2001, the sole director of the Company approved an initial cash distribution to be paid from net available assets in the amount of $0.09 per share to stockholders of record holding an aggregate of 34,741,080 shares of the Company’s common stock on the January 18, 2001 final record date. The Company distributed the cash payments to the stockholders of record on September 28, 2001. The Company expects to make subsequent distributions, as appropriate, during the course of the wind-down period as our remaining liabilities are settled. However, there can be no assurance that the Company will be able to complete the Plan of Complete Liquidation and Dissolution as originally contemplated, settle with its creditors, successfully terminate its one remaining lease, pay its professional advisors and other ongoing costs, or otherwise execute the Plan of Complete Liquidation and Dissolution. If it is unable to successfully reach settlements with all of its creditors or terminate the remaining operating lease, the Company may be forced to seek protection from creditors under federal bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In such event, further distributions to the Company’s stockholders may depend upon the completion of all such proceedings, one or more rulings by a bankruptcy trustee and/or further court proceedings.

RISK FACTORS

     This Quarterly Report on Form 10-Q contains certain forward looking statements, including statements concerning the Company’s future financial results from the settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to the Company. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as our financial statements and the related notes.

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

SHARES OF OUR SERIES A PREFERRED STOCK WILL BE ENTITLED TO SHARE ON A PRO-RATA BASIS IN ANY DISTRIBUTION OF FUNDS MADE TO HOLDERS OF OUR COMMON STOCK.

     Pursuant to our Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock filed with the Secretary of State of Delaware on July 6, 2000, the 1,143,895 outstanding shares of our Series A Preferred Stock will be entitled to share on a pro-rata basis in the general distribution of proceeds remaining from the sale of our assets to be made to all Common stockholders, as if their shares of Series A Preferred Stock have been converted to an equal number of shares of Common Stock. The holders of Series A Preferred Stock were paid an aggregate of $102,951 in connection with the distribution made to stockholders of record on September 28, 2001, which liquidation preference has been satisfied in full.

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

OUR STOCK TRANSFER BOOKS WERE CLOSED ON JANUARY 18, 2001, THE FINAL RECORD DATE, AFTER WHICH ANY TRADES WILL NOT BE RECORDED BY THE COMPANY.

     We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on January 18, 2001, the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing the Common Stock are not assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders was fixed on the basis of their respective stock holdings at the close of business on the final record date of January 18, 2001, and any distributions made by the Company will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the January 18, 2001 final record date, the seller and purchaser of the Common Stock will need to negotiate and rely on due-bill contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

OUR STOCK WAS DELISTED FROM THE NASDAQ STOCK MARKET ON JANUARY 18, 2001 AND IS SIGNIFICANTLY LESS LIQUID THAN BEFORE.

     Our Common Stock was delisted from trading on the Nasdaq Stock Market on January 18, 2001 due to its filing of a Certificate of Dissolution with the State of Delaware. After this delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In connection with a contractual dispute concerning the Company’s lease of certain space in its Union City warehouse, on August 31, 2001 we have filed an action against our landlord in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The first amended complaint additionally alleged that the landlord breached the lease by failing and refusing to remove a condition of default relating to claimed repairs to the premises. The second amended complaint added additional facts to support the allegations. The third amended complaint additionally alleged that the landlord trespassed on the Company’s space, and constructively, or alternatively, partially evicted the Company by occupying the Company’s space without the Company’s consent. National Distribution Agency, Inc. has not answered to this complaint; and, no trial date has been set. We are prosecuting this action and intend to pursue the Company’s rights in this matter. The Company may also file actions to collect the $153,811 in royalty payments remaining due from Fun4All Corp.

and the $90,000 remaining due from the sale of certain domain names to an individual. Due to the uncertainty of collection, they have been excluded from the calculations of net assets in liquidation. In addition, it is possible that we may become a party to various legal proceeding arising from the settlement of our outstanding liabilities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          None.

     (b)  Current Reports on Form 8-K:

          Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPET HOLDINGS, INC

By:	/s/ RICHARD G. COUCH

Richard G. Couch Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer

Date: May 15, 2002