Form 10-K/A
period 2000-12-31
IPET HOLDINGS INC
filed 2002-07-10
CIK 1100683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-29387

IPET HOLDINGS, INC.
(FORMERLY PETS.COM, INC.)

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4730753
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

C/O DIABLO MANAGEMENT GROUP
2000 CROW CANYON PLACE, SUITE 270
SAN RAMON, CA 94583
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (925)-807-0126

FORMER ADDRESS:
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.00125 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [    ]

There were 35,418,735 shares of the registrant’s Common Stock issued and outstanding as of December 31, 2000 (assuming the conversion of 1,143,895 shares of outstanding non-voting Series A Preferred Stock into Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement pursuant to Schedule 14A of the Securities Exchange Act of 1934 (#000-29387) dated and filed on December 28, 2000.

     Registration Statement under the Securities Act of 1933 (#333-92433) dated and filed on February 9, 2000.

This Annual Report on Form 10-K/A contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with the wind down of our business. These risks are described throughout this Annual Report on Form 10-K/A, which you should read carefully. We would particularly refer you to the “Risk Factors” section under Item 1 of this Report for an extended discussion of the risks confronting our company. The forward-looking statements in this Annual Report on Form 10-K/A should be considered in the context of these risk factors.

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

DISSOLUTION ACTIVITIES

As of December 31, 2001, we have vacated all facilities and terminated four of our five building leases and are currently seeking to sublease our warehouse facility in Union City, California. All of our inventory, furniture, computer equipment, and warehouse equipment have been sold or otherwise disposed of. We have also completed the sale of the Sock Puppet brand icon and most of our domain names, trademarks and other intellectual property. The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. Due to the uncertainty of collection, an allowance for doubtful accounts in the amount of $243,811 has been provided for the combined amount. We have settled the majority of our trade payables and we are working with the remaining vendors to reduce our overall cash liabilities. There are a number of tax filings that must be completed, with their related costs and potential penalties and interest, to include up to $367,701 in business taxes due to the City of San Francisco and approximately $8,000 in sales taxes due to the State of Indiana.

On August 31, 2001, the Sole Director of the Company approved an initial return of capital liquidating cash distribution to be paid out of net available assets of $0.09 per share to the stockholders of record as of the Company’s final record date of January 18, 2001. On September 28, 2001, the Company paid this first return of capital liquidating cash distribution to the stockholders of record. The Company expects to make subsequent distributions, as appropriate, during the course of the winding down period as non-cash assets are converted to cash and liabilities are settled. At the conclusion of the calendar year, each stockholder of record, other than corporations and certain other entities, who had been paid $600 or more in liquidating proceeds during the year was furnished with a U.S. Department of the Treasury, Internal Revenue Service, Form 1099. Each stockholder should seek professional tax advice regarding the treatment of the return of capital liquidating cash distribution on his or her individual income tax returns. At this time it is unclear exactly when, how large or if any subsequent distributions to the stockholders can be made. We will need to gain release from our remaining creditors, resolve any tax liabilities, complete the termination of our remaining building lease and resolve all other potential liabilities have been resolved before we can announce or make any further distributions to our stockholders.

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

OUR STOCK TRANSFER BOOKS WERE CLOSED ON JANUARY 18, 2001, THE FINAL RECORD DATE, AFTER WHICH ANY TRADES WILL NOT BE RECORDED BY THE COMPANY.

We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on January 18, 2001, the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing the Common Stock are not assignable or transferable on our books except by will, interstate succession or operation of law. The proportionate interests of all of our stockholders was fixed on the basis of their respective stock holdings at the close of business on the final record date of January 18, 2001, and any distributions made by the Company will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, interstate succession or operation of law. For any other trades after the January 18, 2001 final record date, the seller and purchaser of the stock will need to negotiate and rely on “due-bill” contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000. However, on January 16, 2001, we held a Special Meeting of Stockholders in connection with the proposed Plan of Complete Liquidation and Dissolution of the Company and an amendment to our Amended and Restated Certificate of Incorporation to change the Company’s name from Pets.com, Inc. to IPET Holdings, Inc. There were present at the meeting, in person or represented by proxy, the holders of 18,484,284 shares of our common stock, which represented approximately 53.93% of the outstanding shares of common stock entitled to vote. The matters voted on at the meeting and the votes cast were as follows:

1. Ratification and approval of the Plan of Complete Liquidation and Dissolution of the Company. There were 18,317,744 shares of common stock voting in favor, 154,902 shares of common stock voting against, 11,638 shares of common stock abstaining and 0 broker non-votes.

2. Approval of an amendment to our Amended and Restated Certificate of Incorporation to change the Company’s name from Pets.com, Inc. to IPET Holdings, Inc. There were 18,383,242 shares of common stock voting in favor, 76,925 shares of common stock voting against, 24,117 shares of common stock abstaining and 0 broker non-votes.

Therefore, both proposals passed by the requisite majority of shares of voting common stock outstanding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information and Dividends.

From February 11, 2000, the date of our initial public offering, to December 29, 2000, our common stock was traded on the Nasdaq Stock Market under the symbol “IPET”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market:

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

On December 29, 2000, there were approximately 251 holders of record of our common stock. This figure does not reflect more than 11,000 beneficial stockholders whose shares are held in nominee names.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our audited liquidating activities for the period from November 5, 2000 through December 31, 2000. This information has been derived from our audited financials statements and in the opinion of management includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation.

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
STATEMENT OF LIQUIDATING ACTIVITIES (in thousands)
FOR THE PERIOD FROM NOVEMBER 5, 2000, THROUGH DECEMBER 31, 2000

December 31
2000

SOURCES OF ADDITIONAL CASH:
Recoveries from sales of fixed assets	$2,558
Recoveries from sales of inventory	703
Recovery from lease buyout	400
License revenue and other	113
Earnings on cash and cash equivalents	21

Total sources of additional cash	3,795

ADDITIONAL USES OF CASH
Regular compensation during liquidation period	(1,331)
Retention bonuses, severance and other compensation incurred as a result of liquidation and termination of services	(4,196)
Leases not yet terminated on former operating facilities	(893)
Settlement of advertising and cross-marketing agreement	(400)
Outside services during liquidation period	(278)

Total uses of additional cash	(7,098)

OTHER INCOME AND EXPENSE:
Net book value of fixed assets disposed	$(18,867)
Cost of inventories disposed	(4,812)
Recovery of 5,243,752 common shares in exchange for settlement of advertising and cross-marketing agreement	(8,099)
Write off of prepaid advertising	(6,991)
Write off of investment in PetPlace.com, Inc.	(3,510)
Write off of investment in PetsPark.com, Ltd.	(2,072)
Write off of other prepaid expenses	(2,513)
Reduction in accrual for liability to related party	695
Accounts payable settlements, adjustments and other — net	355

(45,814)

Decrease in net assets in liquidation	(49,117)
Net assets in liquidation at beginning of period	58,746

Net assets in liquidation at end of period	$9,629

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. These statements relate to future events or our future financial performance including, by way of example, statements concerning the effective liquidation of the Company’s assets, the orderly wind down of the company, the settlement of all creditor and other claims against the Company, or the distribution of any cash or other assets to stockholders. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section our prospectus related to our initial public offering filed with the Securities and Exchange Commission (SEC) on February 10, 2000 (File No. 333-92433), and from time to time, in our periodic reports with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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

OVERVIEW

On November 4, 2000, the Board of Directors of the Company unanimously approved the orderly wind down of its operations to include the layoff of approximately 255 of its 320 employees, which was completed on November 7, 2000, the closure of its web site effective November 10, 2000, the ceasing of all sales transactions effective November 10, 2000, the acceleration of the lapse of the Company’s repurchase right with regard to the common stock held by employees of the Company as of November 7, 2000, and undertaking efforts to sell the majority of its assets, including inventory, distribution center equipment, URLs, content and its Sock Puppet brand icon and other intellectual property. The Board of Director’s decision was reached after no viable offers to acquire or fund capital into the Company were received. The decision came after a lengthy and exhaustive effort to both raise capital, dating back to early summer, or more recently, to sell the Company outright. Merrill Lynch was engaged to assist the Company in its efforts and assisted in contacting more than 50 domestic and international strategic and financial prospects on its behalf. The Company worked to examine all options. In the end, however, the result of these efforts was insufficient as no party was prepared to provide capital or acquire the Company. In fact, out of the more than 50 prospects contacted, fewer than 8 were prepared to visit the Company. The Company concluded that the orderly wind down of the Company was the course of action that most likely would offer the highest return to stockholders and that to continue the operation of the business would reduce the assets and cash that may ultimately be returned to the stockholders. The Company may not be able to find qualified buyers for its assets at prices necessary to generate cash to satisfy its current and future obligations. Furthermore, because many of the Company’s assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, the Company may not be able to negotiate the orderly wind down of its obligations to creditors. These include, without limitation, long term contractual payment and performance obligations associated with the Company’s building and facilities leases, business agreements with third parties, and agreements with vendors and shipping services. As a result of these and other risks, the Company may not be able to generate meaningful cash, or any cash, which could be returned to its stockholders, and the timing of any distribution is uncertain at this time.

RESULTS OF OPERATIONS

Based upon the Board’s approval of a plan of liquidation, the Company changed its basis of accounting for periods subsequent to November 4, 2000, from the going concern to the liquidation basis. Therefore, this report will treat the operations of the Company during the period from January 1, 2000 through November 4, 2000 as a going concern and after November 4, 2000 as a company in liquidation.

GOING CONCERN

The audited Statements of Operations and Accumulated Deficit for the periods from January 1, 2000 through November 4, 2000 and the 12 months ending December 31, 1999 are in Item 8. This audited information has been derived from our audited financial statements and in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles.

Net Sales
Net sales consist of product sales, magazine advertising sales, licensing revenues and charges to customers for outbound shipping and handling and are net of allowances for product returns, promotional discounts and coupons. We recognize product and shipping revenues when the related product is shipped. We recognize magazine advertising revenue when editions in which the advertising appears are distributed. Net sales for the going concern period of 2000 were $28.6 million, a 395% increase over net sales for the period ending December 31, 1999. The increase in net sales was a result of the increase in our customer base, the increase in our repeat orders as a percentage of total orders and a reduction in coupons issued and redeemed.

Cost of Sales and Gross Margin
Cost of sales consists primarily of the costs of products sold to customers and outbound and inbound shipping costs. Gross Margins improved from a negative 132% in 1999 to a negative 28% for the period ending November 4, 2000. The negative gross margin improvement was primarily attributable to a decrease in our shipping costs as our second distribution center in Indianapolis reached its full load of U.S. shipping by the end of the second quarter 2000.

Marketing and Sales
Marketing and Sales expenses consist primarily of advertising and promotional expenditures, distribution expenses, supplies, payroll and related expenses for personnel engaged in marketing, merchandising, business development and customer service and distribution expenses.

Product Development
Product development expenses consist primarily of payroll and related expenses for development, design, production, finance, human resources, executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

LIQUIDATING PERIOD

On November 4, 2000, after no acceptable offers to acquire the Company or offers of investment capital in our operations were received prior to November 7, 2000, our Board of Directors unanimously approved the orderly wind down of our operations, including the layoff of approximately 255 of 320 employees, which was completed on November 7, 2000, the closure of our Web store effective November 10, 2000, the ceasing of all sales transactions effective November 10, 2000, and authorizing management to immediately commence efforts to sell the majority of our assets, including inventory, distribution center equipment, URLs, content, the Sock Puppet brand icon and our other intellectual property, terminate commercial agreements and relationships, exit our commercial obligations, and generally wind down our business and operations. The Board determined that immediate sale of such assets was the best way to preserve stockholder value since any delay in their sale was likely to diminish the liquidation value of such assets. The Board of Directors’ decision was reached after no viable offers to acquire or fund capital into the Company were received.

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

The audited Statement of Liquidating Activities for the year ended December 31, 2000 is at Item 8. This audited information has been derived from our audited financial statements and in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation.

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

As of December 31, 2001, the collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. We have settled our trade payables but continue to receive apparently inadvertent invoices from former suppliers who have released their claims against us. We are working to resolve all such apparently inadvertent invoices. There are a number of tax filings that must be completed, with their related costs and potential penalties and interest, to include up to $367,701 in business taxes due to the City of San Francisco and approximately $8,000 in sales taxes due to the State of Indiana.

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

UNION CITY LEASE

In July 1999, the Company established a distribution center in Union City, California, and leased a warehouse comprised of approximately 143,000 square feet for a period of five years. The Union City warehouse lease calls for minimum monthly rent payments of approximately $60,000 through August 4, 2004, plus annual base-rent increases of up to 6%. As of December 31, 2000, the remaining minimum lease payments totaling $2,791,000 have not been recorded as a liability on the Company’s statement of net assets in liquidation because of the uncertainty of the amount which will ultimately be due. Since assuming management of the Company on January 12, 2001, Diablo Management Group engaged qualified professionals to aggressively market the warehouse and has been actively negotiating with the landlord, National Distribution Agency, Inc. regarding relief from the terms of the lease.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently invests its cash reserves in certificates of deposit and checking accounts with leading commercial banks. The market risk of such instruments is minimal, as the principal has not been placed at risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEPENDENT AUDITOR’S REPORT FOR LIQUIDATING AND OPERATING PERIODS

To the Board of Directors and Stockholders of IPET Holdings, Inc. (formerly Pets.com, Inc.)

We have audited the statement of net assets in liquidation as of December 31, 2000, and the related statement of changes in net assets in liquidation for the period from November 5, 2000, to December 31, 2000. In addition, we have audited the balance sheet of IPET Holdings, Inc. (formerly Pets.com, Inc.) as of November 4, 2000, and the related statements of operations and accumulated deficit, changes in stockholders’ equity and cash flows for the period from January 1, 2000, to November 4, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of IPET Holdings, Inc. (formerly Pets.com, Inc.) as of December 31, 1999, were audited by other auditors whose report dated January 14, 2000, expressed an unqualified opinion on those financial statements. Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 3 to the financial statements, we did not observe the taking of the physical inventories as of November 4, 2000 (stated at $4,812,000), because that date preceded our engagement date as auditors for the Company. We were unable to satisfy ourselves about inventory quantities by means of other alternative generally accepted auditing procedures.

As described in Note 2 to the financial statements, the stockholders of IPET Holdings, Inc. (formerly Pets.com, Inc.) approved a plan of liquidation on November 7, 2000, effective November 4, 2000, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to November 4, 2000, from the going concern basis to the liquidation basis.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe the physical inventories taken as of November 4, 2000, the financial statements referred to above present fairly, in all material respects, the financial position of IPET Holdings, Inc. (formerly Pets.com, Inc.) as of November 4, 2000, the results of its operations and its cash flows for the period then ended and its net assets in liquidation as of December 31, 2000, and the changes in its net assets in liquidation for the period from November 5, 2000, to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

January 31, 2002
/s/ Stempek Associates

FINANCIAL STATEMENTS DURING LIQUIDATING PERIOD

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
STATEMENT OF NET ASSETS IN LIQUIDATION
DECEMBER 31, 2000
(In thousands, except shares outstanding and per share data)

2000

ASSETS
Cash and cash equivalents	$9,714
Certificates of deposit securing standby letters of credit	1,466
Receivable from sale of inventories, fixed assets and other	1,215
Deposits held by landlord	100

Total Assets	$12,495

LIABILITIES
Payable to suppliers and other creditors	$2,104
Accrued compensation for former employees	762

Total Liabilities	2,866

NET ASSETS IN LIQUIDATION	$9,629

Number of common shares and common share equivalents outstanding	35,418,735

Net assets in liquidation per share	$0.27

See accompanying notes.

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
STATEMENT OF LIQUIDATING ACTIVITIES (in thousands)
FOR THE PERIOD FROM NOVEMBER 5, 2000, THROUGH DECEMBER 31, 2000

December 31
2000

SOURCES OF ADDITIONAL CASH:
Recoveries from sales of fixed assets	$2,558
Recoveries from sales of inventory	703
Recovery from lease buyout	400
License revenue and other	113
Earnings on cash and cash equivalents	21

Total sources of additional cash	3,795

ADDITIONAL USES OF CASH
Regular compensation during liquidation period	(1,331)
Retention bonuses, severance and other compensation incurred as a result of liquidation and termination of services	(4,196)
Leases not yet terminated on former operating facilities	(893)
Settlement of advertising and cross-marketing agreement	(400)
Outside services during liquidation period	(278)

Total uses of additional cash	(7,098)

OTHER INCOME AND EXPENSE:
Net book value of fixed assets disposed	$(18,867)
Cost of inventories disposed	(4,812)
Recovery of 5,243,752 common shares in exchange for settlement of advertising and cross-marketing agreement	(8,099)
Write off of prepaid advertising	(6,991)
Write off of investment in PetPlace.com, Inc.	(3,585)
Write off of investment in PetsPark.com, Ltd.	(2,073)
Write off of other prepaid expenses	(2,513)
Reduction in accrual for liability to related party	695
Accounts payable settlements, adjustments and other — net	431

(45,814)

Decrease in net assets in liquidation	(49,117)
Net assets in liquidation at beginning of period	58,746

Net assets in liquidation at end of period	$9,629

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS FOR LIQUIDATING PERIOD
DECEMBER 31, 2000

1. BASIS OF PRESENTATION

Liquidation Basis of Accounting

The accompanying financial statements of IPET Holdings, Inc., formerly Pets.com, Inc., (the “Company”), have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation.

As a result of approval on November 4, 2000, by the stockholders and board of directors of a Plan of Complete Liquidation and Dissolution, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation in order to provide more relevant information as of December 31, 2000, and for the liquidation period November 5 through December 31, 2000.

The liquidation basis of accounting requires that assets and liabilities be stated at estimated fair value. The Company established the carrying values of its assets and liabilities, as reflected in the statements of net assets in liquidation as of December 31, 2000, based upon having given reasonable consideration to all information available at the time such values were established. Subsequent to establishing such carrying values, management has continued to investigate and analyze prior and current transactions. Accordingly, the statement of net assets in liquidation as of December 31, 2000, reflects assets and liabilities based upon their estimated fair values and estimated settlement amounts as of that date. Changes in the estimated liquidation value of assets and liabilities subsequent to December 31, 2000, will be recognized in the period in which such refinements are known.

2. BACKGROUND AND SUMMARY OF SIGNIFICANT DEVELOPMENTS

On November 4, 2000, the board of directors of IPET Holdings, Inc. (formerly Pets.com, Inc. (the “Company”)) adopted a Plan of Complete Liquidation and Dissolution and orderly winding down and cessation of the Company’s operations and liquidation of the Company’s assets and settlement of the Company’s liabilities. Until November 4, 2000, the Company was engaged in the sale, over the Internet, of pet products, services, and information primarily in the United States.

The Company was incorporated in the state of California on October 7, 1998 and began its commercial operations on February 17, 1999 with the acquisition of certain assets and Internet domain names. For purposes of disclosure, the Company elected to use February 17, 1999 as the inception date for reporting, as no activities were undertaken and no costs were incurred prior to that date.

In December 1999, the board of directors authorized the Company to proceed with an initial public offering (the “IPO”) of its common stock. The IPO, which raised approximately $75 million of new capital, was completed on February 11, 2000. The board of directors also authorized the reincorporation of the Company in the state of Delaware.

Subsequent to its initial public offering, the Company significantly enhanced its sales, customer service, information technology and administrative activities. In order to accommodate anticipated additional sales volume, the Company augmented its operating capacity by leasing several buildings and developing state-of-the-art administrative and warehouse facilities in the San Francisco Bay Area and warehouse facilities in Indianapolis, Indiana. In addition, the Company acquired certain strategic assets and entered into certain advertising and co-marketing agreements designed to increase its public image and exposure through major media channels.

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

Events Subsequent to Decision to Liquidate

On November 7, 2000, approximately 255 of the Company’s 320 employees were terminated and subsequently paid $2.8 million in severance and other compensation. Senior management who received their regular salaries in addition to retention bonuses approved by the board of directors in the amount of $1.4 million, and certain other personnel remained to conduct winding-down activities. This reduction in force significantly affected information technology, financial management and accounting. By November 10, 2000, the

Company’s website was closed such that sales transactions could no longer be conducted.

Because, in the opinion of the Company’s management, many of the assets, particularly its intellectual property, would decline in value over time, concerted efforts to sell the majority of the Company’s assets, including inventory, distribution center equipment, URLs, website content, the Sock Puppet brand icon and other intellectual property, were undertaken expeditiously. Settlements of the Company’s outstanding operating liabilities, commitments with creditors and long-term contractual payment and performance obligations associated with the Company’s buildings and facilities leases, business agreements with third parties and agreements with vendors and shipping services were aggressively pursued. As a result of the previously mentioned reduction in force, administrative matters, including liquidation accounting and preparations for the Company’s affairs to be taken over by a qualified outside management firm, did not receive the same amount of support.

Pursuant to the Company’s Plan of Complete Liquidation and Dissolution, substantially all of its remaining assets are to be sold and, after payment of all claims, obligations and expenses owing to the Company’s creditors, the remainder, if any, will be distributed to the holders of common stock on a pro rata basis.

Events Subsequent to December 31, 2000

On January 12, 2001, the Company engaged the services of Diablo Management Group, a professional liquidation management firm. Mr. Richard G. Couch, its Chairman and Chief Executive Officer, was elected as sole director of the Company’s board of directors and appointed as the Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer to take over from the Company’s senior management team and complete the liquidation process. The Company ‘s name was changed to IPET Holdings, Inc., and management of the Company was assumed by Diablo Management Group.

In order to complete the liquidation process, new management conducted an updated and comprehensive analysis of the Company’s potential asset recoveries and prepared a detailed settlement schedule of all claims, obligations and expenses owing to the Company’s creditors. In addition, negotiations were pursued in earnest to terminate the lease for the Company’s warehouse facility in Union City, California.

Pursuant to a Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock filed with the Secretary of State of Delaware on June 6, 2000, upon liquidation or dissolution, holders of shares of Series A Preferred Stock are entitled to receive $0.00125 per share before any distribution of funds is made to holders of Common Stock. Series A stockholders are also entitled to receive accrued but unpaid dividends declared by the board of directors on Common Stock. No such dividends have ever been declared. After such initial payment has been made to Series A Preferred stockholders, they will also share on a pro-rata basis in the general distribution of proceeds remaining from the sale of assets to be made to all Common stockholders, as if their shares of Series A Preferred Stock have been converted to an equal number of shares of Common Stock.

On August 31, 2001, the sole director of the Company approved an initial cash distribution to be paid from net available assets in the amount of $0.09 per share to stockholders of record holding 34,741,080 shares as of the Company’s final record date of January 18, 2001. The Company distributed cash payments in the amount of $3,126,697 to stockholders of record, which included the initial payment to the Series A Preferred stockholders, on September 28, 2001. The Company expects to make subsequent distributions, as appropriate, during the course of the wind-down period as non-cash assets are converted to cash and liabilities are settled.

Status of Liquidation Process

As of January 31, 2002, substantially all of the Company’s assets have been sold. Further, the Company has consummated transactions with substantially all of its trade creditors and taxing authorities and terminated all capital and operating leases except for the warehouse facility in Union City, California. Other than the Union City warehouse lease, the Company believes that it has negotiated reasonable settlement amounts with all of its remaining trade and general creditors.

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

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements, disclosures of contingent assets and liabilities and accompanying footnote disclosures at the date of the financial statements. Significant estimates have been made relative to the valuation of all assets and liabilities of the Company, including among others, estimates of the recovery value of assets, sales returns and settlement of trade payables and long-term lease commitments. Such estimates have been developed pursuant to the provisions of the plan for orderly shutdown. Actual results may differ from amounts estimated.

4.	CONTINGENCIES

Union City Lease

In July, 2000, the Company established a distribution center in Union City, California, and leased a warehouse comprised of approximately 143,000 square feet for a period of five years. The Union City warehouse lease calls for minimum monthly rent payments in the approximate amount of $60,000 through August 4, 2004, plus annual adjustments of up to 6%. As of December 31, 2000, the remaining minimum lease payments totaling $2,791,000 have not been recorded as a liability on the Company’s statement of net assets in liquidation because of the uncertainty of the amount which would ultimately be due. Since assuming management of the Company on January 12, 2001, DMG engaged qualified professionals to aggressively market the warehouse and has been actively negotiating with the landlord, National Distribution Agency, Inc. regarding relief from the terms of the lease.

In connection with a contractual dispute concerning the Company’s sublease of certain space in its Union City warehouse, on August 31, 2001 the Company filed a complaint against its landlord, National Distribution Agency, Inc., in the Superior Court of California for Alameda County for breach of contract, specific performance and seeking declaratory relief. The third amended complaint additionally alleges that the landlord trespassed on the Company’s space, and constructively, or alternatively, partially evicted the Company by occupying the Company’s space without the Company’s consent. National Distribution Agency, Inc. has not yet responded to this complaint; and, no trial date has been set.

If the Company were to determine that its inability to successfully terminate the Union City lease was reasonably likely to result in a judgment that would compromise the Company’s ability to successfully complete its Plan for Complete Liquidation and Dissolution, the Company might be forced to seek protection from the landlord under federal bankruptcy law in order to statutorily limit the landlord’s claims so that all then remaining creditors could share more fairly in the Company’s remaining assets. In any event, the Company believes that any payments to the landlord will be for substantially less than the present value of the lease payments that might otherwise be owing through the term of the lease

5.	RELATED PARTY TRANSACTIONS

During 2000, the Company made payments of $991,273 to Amazon.com, Inc., a stockholder, for advertising services. The Company paid $986,285 in 2000 to a common stockholder for legal services.

In conjunction with the sale of its Series A preferred stock, the Company entered into an agreement with a stockholder, which allows for certain reciprocal advertising, promotional and customer acquisition activities for an initial term of 18 months. Under the agreement, both the Company and the stockholder will reimburse each other in equal amounts for customers acquired as a result of the marketing agreement. Under this marketing agreement, the Company incurred customer acquisition expenses of $255,000, all of which are outstanding as of December 31, 1999. In addition, the contract allows for unspecified informal consulting and advisory services to be provided to the Company by the stockholder.

In connection with the above mentioned sale of Series A preferred stock, the Company issued 275,863 Series A preferred shares with a total consideration of $400,001 to a founder in exchange for certain internet domain names.

FINANCIAL STATEMENTS DURING OPERATING PERIOD

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
BALANCE SHEETS (in thousands)
NOVEMBER 4, 2000 (end of operating period) and DECEMBER 31, 1999

	November 4	December 31
	2000	1999

ASSETS
Current Assets:
Cash and cash equivalents	$18,652	$30,196
Inventories	4,812	6,756
Prepaid advertising expenses	15,090	7,223
Other prepaid expenses and current assets	2,513	999

Total Current Assets	41,067	45,174
Fixed Assets
Computers, software, furniture, and other	24,098	12,324
Accumulated depreciation and amortization	(5,231)	(997)

Fixed Assets — net	18,867	11,327
Other Assets:
Certificates of deposit	1,007	845
Intangible assets, net	305	399
Investments and other assets	5,850	2,565

Total Assets	$67,096	$60,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,178	$6,563
Accrued expenses	2,930	2,137
Payable to related parties	1,210	370
Capital lease obligations	257	16

Total Current Liabilities	7,575	9,086

Capital lease obligations	775	104

Total Liabilities	$8,350	$9,190

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
BALANCE SHEETS (in thousands)

	November 4	December 31
	2000	1999

Stockholders’ Equity:
Convertible preferred stock, $.00125 par value
Authorized shares — 17,941,862
Series A preferred stock, designated 5,781,862 shares
Issued and outstanding shares —
2000, 1,143,895; 1999, 5,781,862
(aggregate liquidation preference; 1999, $10,480)	$1	$7
Series B preferred stock, designated 11,120,000 shares
Issued and outstanding shares — 2000, none; 1999, 10,518,678
(aggregate liquidation preference; 1999, $99,270)		13
Common stock, $.00125 par value
Authorized shares — 2000, 150,000,000;
1999, 28,800,000
Issued and outstanding shares —
2000, 35,517,066; 1999, 4,641,797	43	6
Additional paid-in capital	225,170	128,442
Accumulated deficit	(156,282)	(61,778)
Stockholder note receivable		(188)
Deferred stock-based compensation	(10,186)	(15,382)

Total Shareholders’ Equity	58,746	51,120

Total Liabilities and Shareholders’ Equity	$67,096	$60,310

See accompanying notes.

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(in thousands, except share data)
PERIODS FROM JANUARY 1 TO NOVEMBER 4, 2000 (operating period) and
FEBRUARY 17, 1999 (inception) TO DECEMBER 31, 1999

	Period Ended	Period Ended
	Nov. 4, 2000	Dec. 31, 1999

Net sales	$28,648	$5,787
Cost of sales	36,741	13,412

Gross margin	(8,093)	(7,625)
Operating expenses:
Marketing and sales	66,479	42,491
Product development	7,967	6,481
General and administrative	10,136	4,254
Amortization of stock-based compensation	3,515	2,118

Total operating expenses	88,097	55,344

Operating loss	(96,190)	(62,969)
Interest income, net	1,686	1,191

Net loss	(94,504)	(61,778)
Accumulated deficit — beginning of period	(61,778)	—

Accumulated deficit — end of period	$(156,282)	$(61,778)

Basic and diluted net loss per share	$(3.45)	$(42.42)

Weighted average shares outstanding used to compute basic and diluted net loss per share	27,390,050	1,456,489

See accompanying notes.

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

CONVERTIBLE STOCK

	SERIES A		SERIES B

1999	SHARES	AMOUNT	SHARES	AMOUNT

Initial issuance of common shares to founders in exchange for cash and intellectual property	—	$—	—	$—
Issuance of restricted shares to employees	—	—	—	—
Issuance of restricted shares to to consultants for services	—	—	—	—
Issuance of Series A preferred stock, net of offering costs of $59	5,781,862	7	—	—
Issuance of Series B preferred stock, net of offering costs of $53	—	—	10,518,678	13
Exercise of common stock options	—	—	—	—
Issuance of restricted shares for asset purchase	—	—	—	—
Compensation related to issuance of stock options and restricted common stock	—	—	—	—
Amortization of stock-based compensation
Net loss and comprehensive loss	—	—	—	—

Balance at December 31, 1999	5,781,862	$7	10,518,678	$13

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

	CONVERTIBLE STOCK

	SERIES C		COMMON STOCK

1999	SHARES	AMOUNT	SHARES	AMOUNT

Initial issuance of common shares to founders in exchange for cash and intellectual property		$—	1,449,470	$2
Issuance of restricted shares to employees	—	—	925,618	1
Issuance of restricted shares to to consultants for services	—	—	4,000	—
Issuance of Series A preferred stock, net of offering costs of $59	—	—	—	—
Issuance of Series B preferred stock, net of offering costs of $53	—	—	—	—
Exercise of common stock options	—	—	2,222,709	3
Issuance of restricted shares for asset purchase	—	—	40,000	—
Compensation related to issuance of stock options and restricted common stock	—	—	—	—
Amortization of stock-based compensation
Net loss and comprehensive loss	—	—	—	—

Balance at December 31, 1999	—	—	4,641,797	$6

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

	ADDITIONAL		DUE FROM
	PAID IN	ACCUMULATED	SHARE-
1999	CAPITAL	DEFICIT	HOLDER

Initial issuance of common shares to founders in exchange for cash and intellectual property	$16	$—	$—
Issuance of restricted shares to employees	11	—
Issuance of restricted shares to to consultants for services	1	—
Issuance of Series A preferred stock, net of offering costs of $59	10,414	—
Issuance of Series B preferred stock, net of offering costs of $53	99,203	—
Exercise of common stock options	973	—	(188)
Issuance of restricted shares for asset purchase	324	—
Compensation related to issuance of stock options and restricted common stock	17,500	—
Amortization of stock-based compensation
Net loss and comprehensive loss	—	(61,778)

Balance at December 31, 1999	$128,442	$(61,778)	$(188)

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

	DEFERRED	TOTAL
	STOCK-BASED	STOCKHOLDERS'
1999	COMPENSATION	EQUITY

Initial issuance of common shares to founders in exchange for cash and intellectual property	$—	$18
Issuance of restricted shares to employees		12
Issuance of restricted shares to to consultants for services		1
Issuance of Series A preferred stock, net of offering costs of $59		10,421
Issuance of Series B preferred stock, net of offering costs of $53		99,216
Exercise of common stock options		788
Issuance of restricted shares for asset purchase		324
Compensation related to issuance of stock options and restricted common stock	(17,500)	—
Amortization of stock-based compensation	2,118	2,118
Net loss and comprehensive loss		(61,778)

Balance at December 31, 1999	$(15,382)	$51,120

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

	CONVERTIBLE STOCK

	SERIES A		SERIES B

2000	SHARES	AMOUNT	SHARES	AMOUNT

Balance at December 31, 1999	5,781,862	$7	10,518,678	$13
Issuance of Series C preferred stock for media rights and joint marketing and content development agreements	—	—	—	—
Issuance of common stock for cash including conversion of Series A, B and Series C convertible preferred — net of offering and transaction costs of $1.5 million	(5,781,862)	(7)	(10,518,678)	(13)
Issuance of common stock for media rights, joint marketing agreement and certain other assets			—	—
Issuance of Series A preferred stock	1,143,895	1
Exercise of common stock options
Cancellations, repurchases and other	—	—	—	—
Compensation related to issuance of stock options and restricted common stock	—	—	—	—
Amortization of stock-based compensation
Net loss and comprehensive loss	—	—	—	—

Balance at November 4, 2000	1,143,895	$1	—	$—

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

	CONVERTIBLE STOCK

	SERIES C		COMMON STOCK

2000	SHARES	AMOUNT	SHARES	AMOUNT

Balance at December 31, 1999	—	$—	4,641,797	$6
Issuance of common stock for media rights and joint marketing and content development agreements	1,102,400	1	—	—
Issuance of common stock for cash including conversion of Series A, B and Series C convertible preferred — net of offering and transaction costs of $1.5 million	(1,102,400)	(1)	24,902,940	32
Issuance of common stock for media rights, joint marketing agreement and certain other assets			5,243,752	6
Issuance of Series A preferred stock
Exercise of common stock options			1,585,200
Cancellations, repurchases and other			(856,623)	(1)
Compensation related to issuance of stock options and restricted common stock			—	—
Amortization of stock-based compensation
Net loss and comprehensive loss			—	—

Balance at November 4, 2000	—	—	35,517,066	$43

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

	ADDITIONAL		DUE FROM
	PAID IN	ACCUMULATED	SHARE-
2000	CAPITAL	DEFICIT	HOLDER

Balance at December 31, 1999	$128,442	$(61,778)	$(188)
Issuance of Series C preferred stock for media rights and joint marketing and content development agreements	9,967
Issuance of common stock for cash including conversion of Series A, B and Series C convertible preferred — net of offering and transaction costs of $1.5 million	75,206
Issuance of common stock for media rights, joint marketing agreement and certain other assets	9,562
Issuance of Series A preferred stock	3,000
Exercise of common stock options	1,037
Cancellations, repurchases and other	(2,868)		188
Compensation related to issuance of stock options and restricted common stock	824
Amortization of stock-based compensation
Net loss and comprehensive loss	—	(94,504)

Balance at November 4, 2000	$225,170	$(156,282)	$—

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
Statement of Changes in Stockholders’ Equity (in thousands, except share data)
Period From February 17, 1999 (inception) to November 4, 2000 (end of operating period)

	DEFERRED	TOTAL
	STOCK-BASED	STOCKHOLDERS'
2000	COMPENSATION	EQUITY

Balance at December 31, 1999	$(15,382)	$51,120
Issuance of Series C preferred stock for media rights and joint marketing and content development agreements		9,968
Issuance of common stock for cash including conversion of Series A, B and Series C convertible preferred — net of offering and transaction costs of $1.5 million		75,217
Issuance of common stock for media rights, joint marketing agreement and certain other assets		9,569
Issuance of Series A preferred stock		3,000
Exercise of common stock options		1,037
Cancellations, repurchases and other	2,505	(176)
Compensation related to issuance of stock options and restricted common stock	(824)	—
Amortization of stock-based compensation	3,515	3,515
Net loss and comprehensive loss		(94,504)

Balance at November 4, 2000	$(10,186)	$58,746

See accompanying notes.

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
STATEMENTS OF CASH FLOWS (in thousands)
PERIODS FROM JANUARY 1, 2000 TO NOVEMBER 4, 2000 (end of operating period) and
FEBRUARY 17, 1999 (inception) TO DECEMBER 31, 1999

	Period Ended	Period Ended
	November 4, 2000	December 31, 1999

OPERATING ACTIVITIES:
Net loss	$(94,504)	$(61,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,348	997
Deferred stock-based compensation	3,515	2,118
Amortization of prepaid advertising acquired for stock	6,103	—
Common and preferred stock issued for intellectual property	—	416
Common stock issued for services	—	1
Gain on fixed asset disposition	(19)	—
Changes in operating assets and liabilities	5,150	(7,083)

Net cash used in operating activities	(75,407)	(65,329)
INVESTING ACTIVITIES:
Purchase of fixed assets	(10,523)	(12,263)
Investment in PetPlace.com, Inc.	(1,500)	(2,085)
Investment in PetsPark.com, Ltd.	(1,923)	(150)

Net cash used in investing activities	(13,946)	(14,498)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	75,217	14
Stock options exercised, shares repurchased, cancelled and other — net	(168)	788
Proceeds from issuance of convertible notes payable	—	7,385
Net proceeds from issuance of Series A preferred stock	3,000	10,021
Net proceeds from issuance of Series B preferred stock	—	91,831
Repayments on capital leases	(240)	(16)

Net cash provided by financing activities	77,809	110,023

Net (decrease) increase in cash and cash equivalents	(11,544)	30,196
Cash and equivalents at beginning of period	30,196	—

Cash and equivalents at end of period	$18,652	$30,196

	Period Ended	Period Ended
	November 4, 2000	December 31, 1999

SUPPLEMENTAL DISCLOSURE OF CHANGES IN OPERATING ASSETS AND LIABILITIES
Inventories	$1,944	$(6,756)
Prepaid advertising expenses	6,496	(7,223)
Other prepaid expenses and current assets	(1,514)	(999)
Certificates of deposit	(162)	(845)
Other assets	138	(330)
Accounts payable, accrued expenses and other	(2,592)	8,700
Payable to related parties	840	370

Total	$5,150	$(7,083)

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations	$1,152	$136

Common stock issued for notes receivable	$—	$188

Issue of Series A preferred stock for rights to certain Internet domain names	$—	$400

Conversion of convertible notes payable to convertible preferred stock	$—	$7,385

Issuance of common stock for assets	$19,537	$324

Interest expense	$174	$—

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS FOR OPERATING PERIOD
NOVEMBER 4, 2000

1.	BASIS OF PRESENTATION

Going Concern Presentation

The accompanying financial statements of IPET Holdings, Inc. (formerly Pets.com, Inc. (The “Company”)) as of November 4, 2000, and the period then ended have been prepared in conformity with generally accepted accounting principles for a going concern. These financial statements include all adjustments which, in the opinion of management, are necessary for fair presentation of the financial position, results of operations and cash flows as of November 4, 2000, and the period then ended in conformity with generally accepted accounting principles for a going concern. This presentation is consistent with unaudited financial statements issued during its operating periods for each of the quarters ended March 31, June 30 and September 30, 2000, and the periods then ended, and allows comprehensive and comparative disclosure regarding the Company’s assets, liabilities, income and expenses during its operating period in the year 2000.

On November 4, 2000, the board of directors of the Company approved an orderly winding down and cessation of the Company’s operations and liquidation of the Company’s assets and settlement of the Company’s liabilities (see Note 2). The accompanying financial statements do not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to the Company’s decision to cease operations as a going concern as of November 4, 2000 (see Note 2). In addition, certain information and footnote disclosures related to the Company’s stock plans normally included in financial statements prepared in conformity with generally accepted accounting principles for a going concern have been condensed or omitted. The Company believes the disclosures in the financial statements are adequate to make the information presented not misleading (see Note 2).

Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements, prepared in conformity with the liquidation basis of accounting, for the liquidation period from November 4, 2000, the date the board of directors of the Company approved an orderly winding down and cessation of the Company’s operations, through December 31, 2000, wherein those adjustments which reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to the Company’s decision to cease operations and enter into voluntary liquidation have been recorded.

2.	DECISION TO LIQUIDATE AND CEASE OPERATING ACTIVITIES

On November 4, 2000, after exhaustive efforts which included the engagement of Merrill Lynch to assist the Company to both raise capital or sell the Company outright, the board of directors unanimously approved a plan for liquidation of the Company’s assets and settlement of the Company’s liabilities which would result in an orderly winding down of the Company as soon as practicable. From its inception until that time, the Company had a negative gross margin from sales and, after selling, general and administrative expenses, had incurred an accumulated deficit of $156.3 million.

The Company and its advisors worked to examine all options for additional financing. They contacted more than 50 domestic and international strategic and financial prospects. However, no party was prepared to acquire the Company. In addition, there resulted no reasonable expectations of attracting any party willing to provide sufficient capital to sustain promotional activities at a level deemed necessary by management to generate a positive gross margin and allow the Company to potentially become profitable thereby continuing as a going concern. As a result, the Company’s management and board of directors concluded that an orderly winding down would be the course of action most likely to offer the highest return to shareholders; and, that to continue the operation of the business would reduce the assets and cash that might otherwise be returned to the shareholders.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Pets.com, Inc. (the Company) was incorporated in the state of California on October 7, 1998 and began its commercial operations on February 17, 1999 with the acquisition of certain assets and Internet domain names. For purposes of disclosure, the Company elected to use February 17, 1999 as the inception date for reporting, as no activities were undertaken and no costs were incurred prior to that date. Until November 4, 2000, the Company was engaged in the sale, over the Internet, of pet products, services, and information primarily in the United States.

In December 1999, the board of directors authorized the Company to proceed with an initial public offering (the “IPO”) of its common stock. The IPO, which raised approximately $75 million of new capital, was completed on February 11, 2000. The board of directors also authorized the reincorporation of the Company in the state of Delaware.

FISCAL YEAR

The Company’s fiscal year begins on January 1 and ends on December 31 of each year.

ACQUISITIONS

The business combination has been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the company acquired were recorded at their fair value at the acquisition date.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues on product sales, net of discounts, coupons and allowances, are recognized upon shipment of the related goods. Outbound shipping and handling fees are included in net sales upon shipment. The Company provides for an estimated allowance for sales returns in the period of sale.

PRODUCT AND WEBSITE DEVELOPMENT

Product development expenses consist primarily of payroll and related expenses for website development, systems personnel, consultants, and other website costs. As the Company believed that its website was subject to continual and substantial change, expenditures relating to product and website development were expensed as incurred.

ADVERTISING

The Company includes advertising expenses in marketing and sales in the accompanying statements of operations. Advertising costs are expensed as incurred. Advertising expense was $37,081,000 for the period from January 1 through November 4, 2000, and $26,934,000 for the period February 17, 1999 (inception) to December 31, 1999.

MARKETING AGREEMENTS

The Company entered into various advertising, marketing and co-marketing agreements that provide for certain advertising, reciprocal advertising, promotional and customer acquisition activities for terms generally not in excess of 12 months.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist mainly of money market funds.

INVENTORIES

Inventory amounts are stated at the lower of cost (using the first-in, first-out method) or market. Inventory quantities are determined by a perpetual inventory system that is adjusted periodically based upon physical counts. No inventory counts were made subsequent to November 4, 2000 due to the decision of the board of directors to approve an orderly winding down and cessation of the Company’s operations and liquidation of the Company’s assets and settlement of the Company’s liabilities (see Note 2). Therefore, the Company’s auditors, who were initially engaged subsequent to November 4, 2000, did not have an opportunity to apply alternative audit procedures to the inventory quantities reported as of November 4, 2000 such as observing test counts as of a date subsequent to November 4, 2000 and reviewing intervening transactions at or near November 4, 2000 in order to reconcile the subsequent count to the quantities reported as of November 4, 2000.

CERTIFICATES OF DEPOSIT

The certificates of deposit are restricted and secure letters of credit related to the Company’s lease agreement (see Note 6). The carrying amount approximates fair value.

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

The Company capitalizes certain internal use software costs in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized internal use software costs with an expected useful life in excess of one year are amortized on a straight-line basis over their estimated useful lives. Internal use software costs, which are subject to continual and substantial change, are expensed as incurred.

FULFILLMENT EXPENSES

The Company includes fulfillment expenses in marketing and sales in the accompanying statements of operations.

SHIPPING EXPENSES

The Company includes shipping expenses in cost of sales in the accompanying statements of operations.

INTANGIBLE ASSETS

Intangible assets, consisting primarily of website design and customer lists acquired, are recorded at cost. Amortization is provided using the straight-line method over the estimated 3-year useful lives of the related intangible assets.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recoverability of assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. No impairment has been recognized in the accompanying financial statements.

NET LOSS PER SHARE

Net loss per share is computed using the weighted-average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share because they are antidilutive. At November 4, 2000, there were no unvested or restricted common shares that are subject to repurchase and no stock options that were excluded from the computation of diluted net loss per share. At December 31, 1999, there were 3,152,327 unvested or restricted common shares that are subject to repurchase and 983,400 stock options that were excluded from the computation of diluted net loss per share. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

CONCENTRATION OF CREDIT RISK

The Company is subject to concentrations of credit risk from its cash investments. The Company’s credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources.

The Company’s financial instruments consist of cash and cash equivalents. The fair value of all financial instruments approximates the carrying amount based on the current rate offered to the Company for similar instruments.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. The pro forma impact of applying the fair value method of SFAS No. 123 has not been determined.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income in the periods ended November 4, 2000, and December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

4.	ACQUISITIONS

PetPlace.com, Inc.

In November 1999, the Company purchased 2,150,537 shares of Series A convertible preferred stock of PetPlace.com, Inc., representing a 10% ownership interest, for consideration of approximately $2.0 million. In accordance with requirements of the acquisition agreement, the Company purchased an additional 1,612,903 shares of Series A convertible stock for approximately $1.5 million in March 2000 concurrent with the launch of the website of PetPlace.com, Inc. The Company also entered into an exclusive cross marketing agreement with PetPlace.com, Inc. The 3-year agreement called for Pets.com to be the exclusive pet retail company for PetPlace.com and for PetPlace.com to be the exclusive online veterinary service provider associated with Pets.com This investment has been accounted for on the cost basis.

PetsPark.com, Ltd.

In December 1999, the Company advanced $150,000 to PetsPark.com, Ltd., a company organized under the laws of England, as part of a financing arrangement wherein the Company could eventually acquire up to 46% of the total outstanding shares of PetsPark.com, Ltd., for a total consideration of $11.5 million, to be paid in cash of $4.5 million and obligations under a business agreement for a pre-paid license and marketing support to be provided by the Company valued at $7.0 million. By May 2000, the $150,000 advance had been converted to Series A preferred stock and the Company had made additional installments of $1.85 million for Series B preferred stock for a total cash investment of $2.0 million. The marketing support agreement, which had a term of up to three years, provided for the Company to license its trademark and logo to PetsPark.com, Ltd. for use in the United Kingdom; and, for certain PetsPark.com, Ltd., founders to receive options, subject to vesting provisions, to purchase a total of 6,000 shares of the Company’s common stock. This investment has been accounted for on the cost basis.

Coolpetstuff.com

In December 1999, the Company acquired the website and certain intangible assets from Coolpetstuff.com for $399,000, consisting of $75,000 in cash and 40,000 shares of common stock. Common stock issued in the acquisition was subject to an escrow agreement that allowed for 3,334 shares per quarter for 12 quarters, to be released to the seller.

In January 2000, the Company entered into an agreement with an affiliate of The Walt Disney Company, to perform joint marketing, content development and other promotional activities. In addition, another affiliate of The Walt Disney Company purchased 1,102,400 shares of Series C convertible preferred stock, valued at approximately $10 million, in exchange for certain media rights on ABC, Inc.

Petstore.com, Inc.

In July 2000, the Company acquired certain strategic assets and partnerships of Petstore.com, Inc. As part of the all-stock acquisition, the Company issued 5,243,752 shares of its common stock in exchange for the Petstore.com brand, website and content, existing customer base, live fish business, Flying Fish Express, strategic supplier agreements, and all URLs, trademarks and intellectual property of Petstore.com, Inc., valued at $10.3 million.

The unaudited pro forma results of operations assuming consummation of the acquisition as of January 1, 2000, are as follows:

(In thousands)	2000

Revenues	$33,033
Net loss	$(130,063)
Basic and diluted net loss per share	$(4.75)

Also related to the above acquisition of Petstore.com, Inc., the Company received a $3.0 million cash investment from Discovery.com, Inc., in exchange for 1,143,895 shares of redeemable, non-voting, non-convertible Series A preferred stock.

In connection with the Petstore.com, Inc. acquisition, the Company entered into an Amended and Restated Marketing and Promotion Agreement dated June 8, 2000 which established a strategic marketing relationship with Safeway, Inc. The Safeway agreement had a term of 24 months during which Safeway agreed to promote the Pets.com brand through various in-store programs and other means, and the Company agreed to carry Safeway’s SELECT pet food line on the Company’s website. The Company also entered into a Tenancy and Promotion Agreement dated June 12, 2000 with Discovery.com, Inc., which included off-line media promotion of the Pets.com brand on the Discovery family of television networks, including Discovery Channel, TLC, Animal Planet, Travel Channel and Discovery Health Channel.

5.	FIXED ASSETS

Fixed assets as of November 4, 2000, and December 31, 1999 consists of the following:

	2000	1999

(In thousands)
Computers and equipment	$6,966	$5,100
Purchased software	3,386	2,557
Furniture and fixtures	977	432
Warehouse and distribution equipment	7,676	2,365
Leasehold improvements	5,093	1,870

	24,098	12,324
Less accumulated depreciation and amortization	(5,231)	(997)

	2000	1999

Fixed assets — net	$18,867	$11,327

Depreciation and amortization expense of property and equipment totaled $4,348,000 for the period ended November 4, 2000, and $997,000 for the year ended December 31, 1999.

6.	LEASE COMMITMENTS

The Company leases equipment under noncancelable lease agreements that are accounted for as capital leases. Included in property and equipment are assets under capital lease arrangements aggregating approximately $1,152,000 as of November 4, 2000, and $136,000 as of December 31, 1999. Accumulated amortization of the assets under capital leases was approximately $135,000 as of November 4, 2000, and $4,000 as of December 31, 1999. The related equipment secures the capital leases; and, the Company is required to maintain liability and property damage insurance under the terms of the agreement.

The Company leased its office and warehouse facilities under various operating leases that call for fixed rental payments through 2011. The lease arrangements require letters of credit, secured by certificates of deposit, having a maximum requirement of up to $1,450,000 in the event the Company defaults on any of its lease payments. Provided the Company is not in default, the letters of credit shall be reduced over the terms of the leases. Total rent expense under operating leases for the period ended November 4, 2000, approximated $2,550,000 and $482,000 for the year ended December 31, 1999.

Future minimum commitments under capital lease and operating leases at November 4, 2000 are as follows:

	CAPITAL	OPERATING
	LEASES	LEASES

(In thousands)
2001	$335	$4,696
2002	218	3,934
2003	188	3,879
2004	183	3,666
2005	171	1,873
Thereafter	—	7,698

Total minimum lease payments	1,095	$25,746

Less amount representing interest	(63)

Present value of minimum lease payments	1,032
Less current obligations	257

Long-term obligations	$775

7.	INCOME TAXES

There has been no provision for U.S. federal, U.S. state or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

Statutory federal income tax benefit	(34)%
State income tax benefit	(6)%
Valuation allowance	38%
Non-deductible stock-based compensation	2%

Income tax provision	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of November 4, 2000, and December 31, 1999 consists of the following:

(In thousands)	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$62,493	$22,475
Other temporary differences	3,765	1,354

Total deferred tax assets	66,258	23,829
Less valuation allowance	(66,258)	(23,829)

Net deferred tax assets	$—	$—

Net deferred tax assets have been fully offset by a valuation allowance due to a lack of operating history combined with risks and uncertainties surrounding the Company’s ability to generate future taxable income. The valuation allowance increased by $66,258,000 for the period from January 1 through November 4, 2000 and $23,829,000 for the period from February 17, 1999 (inception) to December 31, 1999.

As of November 4, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $156,231,000, $56,187,000 of which expires in the year 2019 and $100,044,000 in the year 2020. The Company also had net operating loss carryforwards as of November 4, 2000, for state income tax purposes of approximately $156,231,000, $56,187,000 of which expires in the year 2007 and $100,044,000 in the year 2008.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

8. STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK

In April 1999, the Company issued 5,781,862 shares of Series A preferred stock in a private placement offering in exchange for cash proceeds of $10,079,624 and rights to certain internet domain names valued at $400,001.

In connection with the issuance of the Series A preferred stock, the Articles of Incorporation were amended to increase the total authorized number of common shares from the original 8,000,000 to 20,000,000, and to authorize a series of preferred stock consisting of 6,000,000 shares.

In June 1999, the Company issued 5,298,014 shares of Series B preferred stock in a private placement offering in exchange for cash proceeds of $50,000,003. In connection with the issuance of the Series B preferred stock, the Articles of Incorporation were amended to increase the total authorized number of common shares to 24,000,000 and preferred shares to 11,301,862.

In November 1999, the Company issued 2,848,774 additional shares of Series B convertible preferred stock and notes payable totaling $7,384,705, in a private placement offering in exchange for cash proceeds of $34,270,000. The notes payable were conditionally convertible, depending on the structure of the second closing of the Series B offering.

In connection with the issuance of additional Series B convertible preferred stock, the Articles of Incorporation were amended to increase the total authorized number of common shares to 28,800,000, and authorized preferred stock to 17,941,862 shares, including authorization of 1,040,000 Series B-1 preferred non-voting shares.

In December 1999, the Company completed the second closing of the November 1999 Series B convertible preferred stock private placement offering. In conjunction with the closing, 1,589,405 shares of Series B convertible preferred stock were issued in exchange for $15,000,008. An additional 782,486 shares of Series B convertible preferred stock were issued in connection with the conversion of the convertible notes payable issued at the initial closing.

The Company’s Series B-1 preferred stock had substantially the same rights as the Series A and B preferred stock, except that it was non-voting.

On January 7, 2000 the Company’s board of directors amended its articles of incorporation to increase the total number of authorized preferred stock shares to 18,101,862, to designate 1,200,000 shares of preferred stock as Series C and to eliminate the previously authorized Series B1 preferred stock.

On January 15, 2000, the Company entered into an agreement with an affiliate of The Walt Disney Company, to perform joint marketing, content development and other promotional activities. In addition, another affiliate of The Walt Disney Company purchased 1,102,400 shares of Series C convertible preferred stock, valued at approximately $11 million, in exchange for media rights on ABC, Inc.

On January 19, 2000 the company’s board of directors authorized, concurrent with the Company’s reincorporation in Delaware, a .8 for 1 reverse stock split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

In December 1999, the board of directors authorized the Company to proceed with an initial public offering of its common stock. The IPO was completed on February 11, 2000. All of the then outstanding 24,902,940 shares of preferred stock were automatically converted into common stock upon the closing of the IPO.

On July 13, 2000, the Company acquired certain strategic assets and partnerships of Petstore.com, Inc., an online retailer of pet products and services. As part of the transaction, Discovery, Inc., agreed to acquire 1,143,895 shares of Series A preferred stock Pets.com stock for $3 million in cash. The acquisition is accounted for as a purchase (see Note 4).

COMMON STOCK

On February 17, 1999, the Company issued 1,288,470 common shares, for total consideration of $16,106 to a founder in exchange for certain tangible and intangible assets. In connection with subsequent upgrades to the Company’s website, these costs were recorded to general and administrative expense in the accompanying statement of operations.

Under certain conditions, 40,000 shares of common stock issued to the Company’s founders are subject to repurchase at the greater of the price originally paid or the fair market value of the stock at the time of repurchase. The repurchase provisions expire at the earlier of 36 months from the issuance date of the common stock or an initial public offering of the Company.

On February 11, 2000, the Company completed its initial public offering of 7,500,000 shares of common stock resulting in approximately $75.2 million in net proceeds. In connection with the closing of the offering, all of the outstanding convertible preferred stock was converted into 17,402,940 shares of common stock for an aggregate of 24,902,940 common shares issued.

On July 13, 2000, the Company acquired certain strategic assets and partnerships of Petstore.com, Inc., an online retailer of pet products and services. As part of the transaction, the Company issued 5,243,752 shares of common stock in exchange for media rights, joint marketing and certain other assets valued at approximately $9.6 million. The acquisition is accounted for as a purchase (see Note 4).

STOCKHOLDER NOTE RECEIVABLE

In September 1999, the board of directors approved issuance of 200,000 shares of common stock to a key officer in exchange for a promissory note receivable in the amount of $187,500. The note, which was recorded as a reduction of stockholders’ equity in the balance sheet at December 31, 1999, carried interest at the rate of 6.08% and was due November 22, 2003. During 2000, the promissory note was cancelled and the 200,000 shares of common stock were returned to the Company.

DEFERRED STOCK-BASED COMPENSATION

During the period from January 1 to November 4, 2000, the Company recorded deferred compensation expense of $824,000. During the period from February 17, 1999 (inception) to December 31,1999, the Company recorded deferred compensation expense of $17,500,000. These deferred compensation amounts, net of reductions for cancellations and expirations of $2,505,000 in the period ended November 4, 2000, are being amortized, and recognized as operating expense, using the straight-line method, over the vesting periods of the underlying stock options, which are generally four years. Recognition of deferred compensation expense amounted to $3,515,000 for the period ended November 4, 2000 and $2,118,000 for the period ended December 31, 1999.

9.	STOCK OPTION PLANS

1999 STOCK PLAN

Under the terms of the 1999 Stock Plan (the “Stock Plan”), the board of directors could grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of the Company. In connection with the introduction of the Stock Plan, 2,829,734 shares of common stock were reserved for future issuance. During 1999, the Company increased the number of shares reserved for issuance under such plan to 5,815,327 shares, plus an evergreen provision which allows for an increase in the authorized number of shares on the first day of each of the fiscal years from 2001 to 2009, equal to the lesser of (i) 800,000 shares, (ii) 3% of the Company’s outstanding common stock on the last day of the preceding fiscal year, or (iii) a lesser number of shares as determined by the board of directors.

Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the Company’s board of directors. Options generally vest over a four-year period and expire ten years from the date of grant. The 1999 stock plan also contains a restricted stock purchase feature which provides the employee the opportunity to exercise their options immediately and vest over the original vesting period as set out in their stock option award. If the employee terminates before vesting, the Company may repurchase the unvested options at the original strike price.

2000 NON-STATUTORY STOCK OPTION PLAN

Under the terms of the 2000 Non-Statutory Stock Option Plan (the “NSO Plan”), the board of directors could grant nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of the Company. In connection with the introduction of the NSO Plan, 1,500,000 shares of common stock were reserved for future issuance.

Generally, the Company granted stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the Company’s board of directors. Options expire ten years from date of grant.

10.	2000 EMPLOYEE STOCK PURCHASE PLAN

In December 1999, the Company established the 2000 Employee Stock Purchase Plan (the “Employee Plan”), which became effective upon completion of the IPO. A total number of 400,000 shares had been reserved for issuance under the Employee Plan. The Employee Plan also contained an evergreen provision which allowed for an annual increase in the authorized number of shares on the first day of each fiscal year from 2001 to 2010, equal to the lesser of (i) 240,000 shares, (ii) 1% of the Company’s outstanding common stock on the last day of the preceding fiscal year, or (iii) a lesser number of shares as determined by the board of directors.

11.	DEFINED CONTRIBUTION PLAN

In October 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covered substantially all employees. Eligible employees could contribute amounts to the plan, via payroll withholding, subject to certain limitations. Under the 401(k) Plan, employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2000 and $10,000 in 1999) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permitted, but did not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the plan. No such contributions were ever made by the Company.

12.	RELATED-PARTY TRANSACTIONS

During 2000, the Company made payments of $991,273 to Amazon.com, Inc., a stockholder, for advertising services. The Company paid $986,285 in 2000 to a common stockholder for legal services.

In conjunction with the sale of its Series A preferred stock, the Company entered into an agreement with a stockholder, which allows for certain reciprocal advertising, promotional and customer acquisition activities for an initial term of 18 months. Under the agreement, both the Company and the stockholder will reimburse each other in equal amounts for customers acquired as a result of the marketing agreement. Under this marketing agreement, the Company incurred customer acquisition expenses of $255,000, all of which are outstanding as of December 31, 1999. In addition, the contract allows for unspecified informal consulting and advisory services to be provided to the Company by the stockholder.

In connection with the above mentioned sale of Series A preferred stock, the Company issued 275,863 Series A preferred shares with a total consideration of $400,001 to a founder in exchange for certain internet domain names.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers and directors and their ages as of December 31, 2000 were as follows:

			DIRECTOR OR
NAME	AGE	POSITION	OFFICER SINCE

Julia L. Wainwright	43	Chief Executive Officer and Chairman of the Board of Directors	March 1999
Christopher E. Deyo	41	President	April 1999
Paul G. Manca	42	Chief Financial Officer	September 1999
Matthew Gee	40	Senior Vice President of Merchandising	August 2000
Ralph E. Lewis	54	Vice President of Distribution and Logistics	November 1999
Kathryn C. Ringewald	40	Vice President of Human Resources	April 1999
John B. Balousek(1)	55	Director	October 1999
Mark Britto(2)	36	Director	January 2000
David Chichester(1)	55	Director	June 2000
Michela English	51	Director	July 2000
John R. Hummer(1)(2)	52	Director	April 1999

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

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

Ralph E. Lewis served as Vice President of Distribution and Logistics of the Company from November 1999 until January 2001. From January 1998 to October 1999, he served as Vice President of Operations for Office Depot, Inc. From June 1995 to December 1997, he served as Vice President and General Manager of Softworld Services, Inc. and from June 1992 to May 1995, as General Manager of NeoData Services, Inc. From January 1992 to May 1992, Mr. Lewis served as a consultant to Egghead Discount Software, Inc. From August 1986 to May 1992, Mr. Lewis served as Vice President of Distribution for Egghead Discount Software Inc., from June 1981 to July 1986, as Divisional Vice President of Operations for Pay ‘N Save Corporation and from April 1977 to May 1981, as Operations Manager of Distribution for Save On Drugs, Inc. Mr. Lewis holds a B.S. from the University of Dayton.

Kathryn C. Ringewald served as our Vice President of Human Resources from April 1999 until January 2001. >From June 1997 to April 1999, she served as Director of Human Resources of Form Factor, Inc. From August 1996 to May 1997, she served as Director of Human Resources of Berkeley Systems, Incorporated, and from June 1995 to August 1996, as Vice President of Human Resources of Crystal Dynamics, Inc. From February 1994 to May 1995, Ms. Ringewald worked as a Director of Talent for Lucas Arts Entertainment Company and from October 1992 to February 1994, as a human resources consultant to various industries. From January 1990 to October 1992, she worked as a Human Resources Manager for Symantec Corporation and from June 1985 to January 1990, she served in various capacities at Apple Computer, Inc. Ms. Ringewald holds a B.A. from Dominican College.

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

Mark J. Britto served as one of our directors from January 2000 until January 2001. Mr. Britto serves as Vice President of Strategic Alliances of Amazon.com and oversees Amazon.com’s Business and Corporate Development Departments as well as its Fraud Management Division. Mr. Britto joined Amazon.com in June 1999 in connection with the acquisition by Amazon.com of Accept.com Financial Services Corporation, a company co-founded by Mr. Britto in October 1998, where he served as Vice President of Risk Management. Prior to that, from October 1994 through October 1998, Mr. Britto served as Executive Vice President of Credit Policy at FirstUSA, a subsidiary of Bank One Corporation; and from October 1991 until October 1994 he served as Senior Vice President of Risk Management at NationsBank Corp. He holds a B.S. in Industrial Engineering and Operations Research and an M.S. from the University of California at Berkeley.

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

Michela English served as a director of the Company from July 2000 until January 2001. Ms. English serves as the President of Discovery Enterprises Worldwide, a unit of Discovery Communications, Inc., a privately held, diversified media company. Ms. English joined Discovery.com, Inc. in March 1996. Ms. English received a B.A. in International Affairs at Sweet Briar College and a Master of Public and Private Management degree from Yale University’s School of Management.

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

Richard G. Couch was appointed to serve as our sole Director, Chief Executive Officer, President, Chief Financial Officer and Treasurer, and Secretary in January 2001 and is currently overseeing our dissolution and wind down. Since September 1986, Mr. Couch has been Chairman of the Board, Chief Executive Officer and Managing Principal of Diablo Management Group (“DMG”), a management consulting company that provides services primarily to companies involved in mergers, acquisitions, turnarounds, work-outs, reorganizations and sales (of equity or assets). Through DMG, Mr. Couch has served in various interim executive and/or advisory capacities to companies experiencing managerial, financial or operational difficulties. Mr. Couch has over 25 years of corporate, executive and turnaround management experience, and has handled over 170 assignments in a broad variety of businesses. Before founding DMG in 1986, Mr. Couch founded and managed RGC Associates, through which he operated troubled companies, usually as an interim President/ CEO. Also prior to DMG, Mr. Couch was a Senior Vice President and Principal with INCO Venture Capital Management, assisting in the selection, growth and transition of early-stage companies. Mr. Couch’s prior experience included CEO roles at two medium-sized companies, following ten years at Xerox, where he held management and Vice President positions in the Copier Manufacturing Group and the Printing Systems Group. Mr. Couch has served as President, Chief Executive Officer and a Director of Visual Numerics, Inc. since August 1990. In addition, he has handled numerous assignments as a Chapter 11 bankruptcy trustee. Mr. Couch received a B.A. in Social Science from the University of Buffalo, an M.S. in Industrial Psychology from the University of Rochester, and an M.B.A. in Finance and Economics from the Simon Graduate School of Business at the University of Rochester.

BOARD COMPOSITION

As of December 31, 2000, our Bylaws provided for a Board of Directors consisting of six directors. Each director was elected for a period of one year and was to serve until our next annual meeting or until his or her successor was duly elected and qualified. The executive officers served at the discretion of the Board of Directors. There were no family relationships among any of our directors or executive officers, each of whom resigned his or her position effective as of January 16, 2001. Effective as of that date, our Bylaws were amended to provide for a single director, and Richard G. Couch of Diablo Management Group was appointed to serve as the Company’s sole director and also as Chief Executive Officer, President, Chief Financial Officer and Treasurer, and Secretary.

BOARD COMPENSATION

Prior to the appointment on January 16, 2001 of Richard Couch as our sole director, except for reimbursement for reasonable travel expenses relating to attendance at board and committee meetings and the grant of stock options, directors were not compensated for their services as directors. Directors who were employees of the Company were eligible to participate in our 1999 Stock Plan and our 1999 Employee Stock Purchase Plan and all directors were eligible to participate in our 2000 Non-Statutory Stock Plan. As of December 31,

2000, Julia Wainwright was the only director who was also an employee. During 2000, we issued stock options to Ms. Wainwright exercisable for a total of 100,000 shares of common stock under our 1999 Stock Plan at an exercise price of $2.0625 per share. Ms. Wainwright’s options vested six months after the date of grant but were not exercised by Ms. Wainwright prior to their expiration. We also granted Mr. Balousek options exercisable for 100,000 and 200,000 shares of common stock under our 1999 Stock Plan. The first option was exercisable at an exercise price of $2.0625 and vested with respect to 1/4 of the shares on November 27, 2000 and with respect to 1/24 of the shares on the 27th day of each month thereafter. The second option was exercisable at an exercise price of $0.6562 per share and was fully vested upon August 17, 2000, the date of grant. These options were not exercised by Mr. Balousek prior to their expiration. We also granted Mr. Chichester an option exercisable for 100,000 shares of common stock under our 2000 Non-Statutory Stock Option Plan. The option was exercisable at an exercise price of $2.0625 per share and vested with respect to 1/4 of the shares on November 27, 2000 and with respect to 1/24 of the shares on the 27th day of each month thereafter. No shares were exercised under this option by Mr. Chichester prior to its expiration.

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

To the Company’s knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s Common Stock were complied with except that the following option grants were approved by the Company’s Board of Directors and were not required to be reported on Form-4’s, but were reported late on Form-5’s: Julia L. Wainwright (May 27, 2000 option grant for 100,000 shares); Christopher E. Deyo (May 27, 2000 option grant for 100,000 shares); Paul G. Manca (March 17, 2000 option grant for 35,000 shares, April 17, 2000 option grant for 100,000 shares, and May 27, 2000 option grant for 40,000 shares); Ralph E. Lewis (March 17, 2000 option grant for 25,000 shares and May 27, 2000 option grant for 30,000 shares); Paul W. Melmon (March 17, 2000 option grant for 55,000 shares and May 27, 2000 option grant for 30,000 shares); Kathryn C. Ringewald (March 17, 2000 option grant for 10,000 shares, May 27, 2000 option grant for 20,000 shares, and August 17, 2000 option grant for 15,000 shares); Diane R. Hourany (March 17, 2000 option grant for 10,000 shares and May 27, 2000 option grant for 20,000 shares); John R. Benjamin (March 17, 2000 option grant for 25,000 shares and May 27, 2000 option grant for 20,000 shares); John M. Hollon (March 17, 2000 option grant for 30,000 shares and May 27, 2000 option grant for 20,000 shares); Matthew K. Gee (August 9, 2000 option grant for 215,000 shares); John B. Balousek (May 27, 2000 option grant for 100,000 shares and August 17, 2000 option grant for 200,000 shares); David Chichester (May 27, 2000 option grant for 100,000 shares); Sue Ann Latterman (May 27, 2000 option grant for 15,000 shares).

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

SUMMARY COMPENSATION TABLE

				LONG-TERM
				COMPENSATION
				AWARDS
	ANNUAL COMPENSATION
				SECURITIES	ALL OTHER
	SALARY	BONUS	OTHER ANNUAL	UNDERLYING	COMPENSATION
NAME AND PRINCIPAL POSITION	(1)	(2)	COMPENSATION	OPTIONS(#)	(3)

Julia L. Wainwright	$201,744	$275,000	$0	100,000	$235,000
Chief Executive Officer
Christopher E. Deyo	$201,251	$275,000	$0	100,000	$235,000
President
Paul G. Manca	$200,659	$300,000	$0	175,000	$117,500
Chief Financial Officer
Ralph Lewis	$203,011	$150,000	$0	71,000	$375,000 (4)
Vice President of Distribution and Logistics
Paul W. Melmon(5)	$193,241	$175,000	$0	93,000	$117,500
Vice President, Engineering
Kathryn C. Ringewald	$147,204	$175,000	$0	45,000	$82,500
Vice President of Human Resources

     (1)  Base salary paid to the officer during fiscal 2000.

     (2)  Retention bonus and performance bonus paid to the Named Officer during fiscal 2000. In addition to retention bonuses detailed under Item 13 — Certain Relationships and Related Transactions — below, the Named Officers were paid the following performance bonuses during 2000: Julia L. Wainwright — $50,000; Christopher E. Deyo — $50,000; Paul G. Manca — $75,000; Ralph Lewis — $75,000; Paul W. Melmon — $25,000; Kathryn C. Ringewald — $25,000.

     (3)  Severance paid to the officer during fiscal 2000.

     (4)  Includes severance of $225,000 and loan forgiveness of $150,000 (signed in January 2001 but earned in fiscal 2000).

     (5)  Mr. Melmon resigned as the Company’s Vice President, Engineering, effective December 22, 2000.

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

OPTION GRANTS IN LAST FISCAL YEAR

	INDIVIDUAL GRANTS					POTENTIAL REALIZABLE
						VALUE AT ASSUMED ANNUAL
	NUMBER OF		PERCENT OF			RATES OF STOCK PRICE
	SECURITIES		TOTAL OPTIONS			APPRECIATION FOR
	UNDERLYING		GRANTED TO	EXERCISE OR		OPTION TERM
	OPTIONS		EMPLOYEES IN	BASE PRICE	EXPIRATION
NAME	GRANTED(#)		FISCAL YEAR(1)	($/SHARE)(2)	DATE(3)	5%	10%

Julia L. Wainwright	100,000	(4)	2.7%	$2.0625	05/27/10	$129,710	$328,709
Christopher E. Deyo	100,000	(4)	2.7%	$2.0625	05/27/10	$129,710	$328,709
Paul G. Manca	40,000	(4)	1.1%	$2.0625	05/27/10	$51,884	$131,484
	100,000	(5)	2.7%	$2.1250	04/17/10	$133,640	$338,670
	35,000	(6)	0.9%	$6.00	03/17/10	$132,068	$334,686
Ralph Lewis	30,000	(4)	0.8%	$2.0625	05/27/10	$38,913	$98,613
	25,000	(6)	0.7%	$6.00	03/17/10	$94,334	$239,061
	16,000	(7)	0.4%	$9.00	01/21/10	$90,561	$229,499
Paul W. Melmon	30,000	(4)	0.8%	$2.0625	05/27/10	$38,913	$98,613
	55,000	(6)	1.5%	$6.00	03/17/10	$207,535	$525,935
	8,000	(7)	0.2%	$9.00	01/21/10	$45,280	$114,749
Kathryn C. Ringewald	15,000	(8)	0.4%	$0.6562	08/17/10	$6,190	$15,687
	20,000	(4)	0.5%	$2.0625	05/27/10	$25,942	$65,742
	10,000	(6)	0.3%	$6.00	03/17/10	$37,734	$95,625

(1)	We granted options for an aggregate of 2,753,325 shares to our employees and consultants under our 1999 Stock Plan and 971,775 shares to our employees and consultants under our 2000 Non-Statutory Stock Option Plan during our fiscal year ended December 31, 2000, for a total of 3,725,100 shares subject to options.

(2)	Options were granted at an exercise price equal to the fair market value of the common stock, as determined by our Board of Directors on the date of grant.

(3)	All options listed expired without being exercised subsequent to the Named Officer’s termination of employment.

(4)	The options vested in full six months after the date of grant.

(5)	The options would have vested with respect to 1/3 of the shares on April 3, 2001, and with respect to 1/36 of the shares on the third day of each month thereafter.

(6)	The options would have vested with respect to 1/3 of the shares on March 17, 2001, and with respect to 1/36 of the shares on the 17th day of each month thereafter.

(7)	The options would have vested with respect to 1/4 of the shares on January 21, 2001, and with respect to 1/48 of the shares on the 21st day of each month thereafter.

(8)	The options vested with respect to 1/24 of the shares on the 17th day of each month.

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

FISCAL YEAR-END OPTION VALUES

NUMBER OF SECURITIES
	SHARES		UNDERLYING UNEXERCISED	VALUE OF UNEXERCISED
	ACQUIRED ON	VALUE	OPTIONS AT	IN-THE-MONEY OPTIONS AT
	EXERCISE	REALIZED	DECEMBER 31, 2000(#)	DECEMBER 31, 2000($)
NAME	(#)	($)(1)	(EXERCISABLE/UNEXERCISABLE)	(EXERCISABLE/UNEXERCISABLE)

Julia L. Wainwright	—	$—	100,000/0	$0/0
Christopher E. Deyo	—	$—	100,000/0	$0/0
Paul G. Manca	—	$—	102,500/272,500	$0/0
Ralph Lewis	—	$—	67,917/143,083	$0/0
Paul W. Melmon	—	$—	62,250/62,750	$0/0
Kathryn C. Ringewald	—	$—	33,563/23,437	$0/0

(1)	The amount set forth represents the difference between the fair market value of our underlying common stock at December 29, 2000 (using the closing sale price of $0.09375 reported on the Nasdaq Stock Market on that date) and the exercise price of the option. No options were “in the money.”

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

Except as otherwise noted, the address of each person listed in the table is c/o IPET Holdings, Inc., c/o Diablo Management Group, 2000 Crow Canyon Place, Suite 270, San Ramon, CA 94583. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned by each stockholder as of December 31, 2000. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2000 are deemed outstanding although no such options or warrants were actually exercised by the individuals listed prior to their expiration. Those shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percent of beneficial ownership for each stockholder is based on 35,418,735 shares of common stock outstanding as of December 31, 2000 (assuming conversion of all 1,143,895 outstanding shares of non-voting Series A Preferred Stock into Common Stock).

		PERCENT OF
	SHARES	COMMON STOCK
	BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS	OWNED	OWNED

Amazon.com, Inc.	8,973,029	25.3%
1200 12th Avenue South, Suite 1200
Seattle, WA 98108-1226
Entities Affiliated with Hummer Winblad Venture	4,677,114	13.2%
Partners
2 South Park, 2nd Floor
San Francisco, CA 94107
Petstore.com, Inc.	3,700,587	10.4%
1545 Park Avenue
Emeryville, CA 94608
Mark J. Britto	8,973,029	25.3%
1200 12th Avenue South, Suite 1200
Seattle, WA 98108-1226
John R. Hummer	4,677,114	13.2%
2 South Park, 2nd Floor
San Francisco, CA 94107
John B. Balousek	314,394	*
David Chichester	62,500	*
Michela English	0	*
Julia L. Wainwright	1,012,318	2.9%
Christopher E. Deyo	623,175	1.8%
Paul G. Manca	110,833	*
Paul W. Melmon	254,744	*
Ralph E. Lewis	73,750	*
Kathryn C. Ringewald	134,673	*
All executive officers and directors as a group (11 persons)	16,035,536	44.3%

*	Less than 1% of the outstanding shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following individuals who were officers or directors of the Company prior to our dissolution are parties to retention bonus agreements with the Company which provided for payment to them of bonus compensation and severance in the amounts specified (less applicable withholding tax) in the event of a change of control or the liquidation, dissolution or winding up of the Company. These retention bonus agreements were adopted by the Company’s Board of Directors at various times since April 2000 to help ensure that the Company’s executive officers had sufficient incentives to remain with the Company and maximize the value of the Company’s business and its assets in the event of: (i) a financing in which the Company raised at least $10 million; (ii) a merger or sale of the Company resulting in a change of control; (iii) liquidation of the Company. If none of the foregoing occurred, then the retention bonuses were intended to guarantee the individual’s continued service with respect to the Company’s ongoing operations through March 1, 2001; however, the Company ceased all formal operations on January 18, 2001, at which time the Company was formally dissolved as effected by the filing of a Certificate of Dissolution with the Delaware Secretary of State which became effective as of such date. Retention bonuses were paid to the individuals listed below in December 2000. In addition, each of the officers or directors listed was entitled to receive severance payments for a period corresponding to the number of months set forth below following his or her termination date (the “Severance Period”) equal to his or her current base monthly salary, a pro-rated amount of such employee’s “target bonus” based on the first three quarters in the year in which the termination occurred, and continuation of health and life insurance benefits through the end of the Severance Period (all subject to applicable withholding tax). The severance listed below was also paid to each of the indicated persons in December 2000.

			MONTHS IN	TOTAL	PRO-RATED
		BONUS	SEVERANCE	SEVERANCE	TARGET BONUS
NAME	POSITION	COMPENSATION	PERIOD	PAYMENT	PAID

Julie L. Wainwright	Chief Executive	$225,000	12	$235,000	$0
	Officer and Chairman
	of the Board of
	Directors
Christopher E. Deyo	President	$225,000	12	$235,000	$0
Paul G. Manca	Chief Financial	$225,000	6	$117,500	$0
	Officer
John R. Benjamin	Vice President of	$75,000	6	$77,500	$1,550
	Merchandising
John M. Hollon	Vice President of	$75,000	6	$75,000	$1,875
	Editorial
Diane R. Hourany	Vice President of	$75,000	12	$160,000	$2,000
	Customer Service
Ralph E. Lewis	Senior Vice President	$75,000	12	$225,000	$1,125
	of Distribution and
	Logistics
Paul W. Melmon	Chief Information	$150,000	6	$117,500	$1,763
	Officer
Kathryn C. Ringewald	Vice President of	$150,000	6	$82,500	$1,031
	Human Resources
Matthew K. Gee	Senior Vice President	$75,000	6	$105,000	$2,100
	of Merchandising

On November 4, 2000, the Board of Directors elected not to repurchase shares of unvested stock that had previously been acquired by employees pursuant to restricted stock purchase agreements, through early exercise of employee stock options or otherwise. As a result of that action, the Company’s repurchase right lapsed with respect to the indicated number of shares held by the individuals below, at the specified purchase prices, and such individuals will receive a pro rata distribution of stockholder proceeds (currently estimated to be approximately $0.20 per share) based on their total shareholdings, including those shares set forth below for which the Company’s repurchase right was waived.

	NUMBER OF SHARES	PER SHARE
	FOR WHICH	PURCHASE
NAME	REPURCHASE RIGHT LAPSED	PRICE

Julia D. Wainwright	559,228	$0.0125
Christopher E. Deyo	326,985	$0.1875
Paul G. Manca	—	—
John R. Benjamin	—	—
John M. Hollon	62,500	$0.1875
Diane R. Hourany	78,602	$0.1875
Ralph E. Lewis	—	—
Paul W. Melmon	119,475	$0.1875
Kathryn C. Ringewald	60,785	$0.1875
Mathew Gee	—	—
OUTSIDE DIRECTORS
John B. Balousek	27,000	$0.1875
David Chichester	—	—

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

						WEIGHTED
			ACCELERATION			AVERAGE
			DUE TO	ACCELERATION		EXERCISE
	TOTAL		ORIGINAL	DUE TO	"IN THE	PRICE OF
	OPTIONS	VESTED	OPTION	RETENTION	MONEY"	VESTED
NAME	OUTSTANDING(1)	OPTIONS(1)	AGREEMENTS	AGREEMENTS(2)	OPTIONS(3)	OPTIONS

Julia D. Wainwright	100,000	100,000	—	—	—	$2.0625
Christopher E. Deyo	100,000	100,000	—	—	—	$2.0625
Paul G. Manca	375,000	102,500	—	—	—	$1.3765
John R. Benjamin	150,600	57,600	—	23,250	28,500	$1.1051
John M. Hollon	58,000	22,167	—	8,958	—	$2.0442
Diane R. Hourany	30,000	20,000	—	—	—	$2.0625
Ralph E. Lewis	211,000	67,917	—	—	—	$1.9578
Paul W. Melmon	125,000	41,333	—	20,917	—	$1.7540
Kathryn C. Ringewald	57,000	25,750	—	7,813	—	$1.9023
Matthew K. Gee	215,000	—	—	53,750	—	$1.0625
OUTSIDE DIRECTORS
John B. Balousek	300,000	254,167	—	—	—	$0.9559
David Chichester	100,000	54,167	—	—	—	$2.0625

(1)  As of December 31, 2000. All options listed have expired without being exercised.

(2)  If the individual is terminated without cause within one year of a liquidation or change of control, 25% of the person’s unvested shares will vest. The number of shares set forth in the table represent 25% of the individual’s unvested shares as of December 31, 2000.

(3)  Aggregate number of options exercisable at prices below the estimated initial distribution per share of $0.20.

The Company loaned Ralph Lewis $150,000 pursuant to a Loan Agreement dated May 1, 2000 in connection with the sale of Mr. Lewis’s prior residence and relocation to the San Francisco Bay area. Mr. Lewis issued the Company a full recourse demand promissory note for the principal amount of the loan, which note was forgiven by the Company on January 2, 2001 pursuant to the terms of the Loan Agreement in the event of the Company’s dissolution. The Company paid $986,285 in 2000 ($179,201 in 2001) to a common stockholder for legal services.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K) See Exhibit Index.

(b)  Financial Statement Schedules: Independent Auditor’s Report of Stempek Associates of Statement of Operations for the period January 1 to November 4, 2000, Balance Sheet as of November 4, 2000, Net Assets in Liquidation as of December 31, 2000, Statements of Liquidating Activities for the period from November 5, 2000 to December 31, 2000, and Notes to the Financial Statements.

(c)  Reports on Form 8-K

We filed Current Reports on Form 8-K and Form 8-K/A on July 28, 2000 and September 26, 2000, respectively, with the Securities and Exchange Commission to announce the signing on June 12, 2000 and closing on July 13, 2000 of a definitive agreement pursuant to which we acquired certain strategic assets and partnerships of Petstore.com, Inc., one of our former competitors in the online pet product retail space. We also disclosed that in connection with the PetStore.com acquisition we entered into a Tenancy and Promotion Agreement dated June 12, 2000 with Discovery.com, Inc. and an Amended and Restated Marketing and Promotion Agreement dated June 8, 2000 with Safeway Inc. The acquisition of PetStore.com assets was accounted for as a purchase, and accordingly, the operating results of Petstore.com were included in our consolidated financial statements from the date of closing.

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

We filed a Current Report on Form 8-K on September 7I, 2001 with the Securities and Exchange Commission announcing that on August 31, 2001, the Sole Director of the Company approved an initial cash distribution to be paid out of net available assets of $0.09 per share to stockholders of record as of the Company’s final record date of January 18, 2001. On September 28, 2001, the Company distributed the initial cash distribution payments to the stockholders of record.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPET HOLDINGS, INC.

By:	/s/ RICHARD G. COUCH

Richard G. Couch Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer

Date: June 10, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Richard G. Couch, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD G. COUCH Richard G. Couch	Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial And Accounting Officer), Treasurer, and Secretary	Date: June 10, 2002

/s/ RICHARD G. COUCH Richard G. Couch	Sole Director	Date: June 10, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

1.1*	Form of U.S. Purchase Agreement.

1.2*	Form of Intersyndicate Agreement.

2.1***	Asset Purchase Agreement dated June 12, 2000, among the Company, P-Sub Corporation and Petstore.com, Inc.

2.2++++	Plan of Complete Liquidation and Dissolution of the Company.

3.1*	Fifth Amended and Restated Articles of Incorporation of the Company.

3.2*	Form of First Amended and Restated Certificate of Incorporation of the Company.

3.3*	Bylaws of the Company, as amended.

3.4*	Form of Bylaws of the Company (proposed)

4.1*	Form of the Company’s common stock certificate.

4.1.1***	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Pets.com, Inc. dated June 8, 2000.

4.2***	Amendment No. 1 to Amended and Restated Rights Agreement dated July 13, 2000, among the Company and certain stockholders of the Company.

4.3***	Registration Rights Agreement dated July 13, 2000, among the Company and Petstore.com, Inc.

9.1***	Voting Agreement dated July 13, 2000, among the Company, Petstore.com, Inc., Discovery.com, Inc. and certain stockholders of the Company.

10.1*	Form of Indemnification Agreement between the Company and each of its former officers and directors.

10.1.1++	Retention Bonus Arrangements between the Company and its officers

10.2.1*	1999 Stock Plan, as amended.

10.2.2*	2000 Employee Stock Purchase Plan.

10.2.3****	2000 Non-Statutory Stock Option Plan.

10.2.4++	Addendum to Key Employee Retention Agreements between the Company and its officers.

10.3*	Common Stock Purchase Agreement with Greg McLemore dated February 17, 1999.

10.4*	Restricted Stock Purchase Agreement dated March 10, 1999 with Julia Wainwright.

10.5*	Bill of Sale and Assignment with Greg McLemore and Koala Computer Products dated February 17, 1999.

10.6*	Offer Letter dated March 4, 1999 with Julia L. Wainwright.

10.7*	Offer Letter dated March 19, 1999 with Kathryn C. Ringewald.

10.8*	Offer Letter dated March 24, 1999 with Christopher E. Deyo.

10.9*	Offer Letter dated March 26, 1999 with John M. Hollon.

10.10*	Offer Letter dated April 7, 1999 with Paul G. Melmon.

10.11*	Offer Letter dated April 21, 1999 with John R. Benjamin.

10.12*	Offer Letter dated April 22, 1999 with Diane R. Hourany.

10.13*	Offer Letter dated May 1, 1999 with Sue Ann Latterman.

10.14*	Offer Letter dated May 5, 1999 with John A. Hommeyer.

10.15*	Offer Letter dated August 20, 1999 with Paul G. Manca.

10.16*	Revised Offer Letter, as amended, dated November 15, 1999 with Ralph E. Lewis.

10.17*	Series A Preferred Stock Purchase Agreement dated April 22, 1999.

10.18*+	Advertising Agreement with Amazon.com dated April 22, 1999.

10.19*	Software License and Service Agreement with BroadVision, Inc. dated May 15, 1999.

10.20*	Series B Preferred Stock Purchase Agreement dated June 18, 1999.

10.21*	License and Integration Agreement with Quality Software Systems, Inc. dated June 25, 1999.

10.22*	PetPlace.com, Inc. Series A Preferred Stock Purchase Agreement dated November 12, 1999.

10.23*	Series B Preferred Stock and Convertible Note Purchase Agreement dated November 5, 1999.

10.24*	Amended and Restated Investors’ Rights Agreement dated January 18, 2000.

10.25*+	Lease Agreement, as amended, with the Paulsen Family Partnership dated April 8, 1999 for offices at 435 Brannan Street, San Francisco, California.

10.26*+	Sublease Agreement, as amended, with National Distribution Agency, Inc. dated July 1, 1999 for a warehouse and distribution center at 33201 Dowe Avenue, Union City, California.

10.27*+	Lease Agreement with Bryant Springs L.L.C. dated September 20, 1999 for offices at 945 Bryant Street, San Francisco, California.

10.28*	Lease Agreement with Rosenburg SOMA Investments IV, L.L.C. dated September 27, 1999 for a warehouse and distribution center at 150-160 King Street, San Francisco, California.

10.29*	Lease Agreement with Whipple Properties 1001, L.L.C. dated November 5, 1999 for a warehouse and distribution center at 1035 Whipple Road, Hayward, California.

10.30*+	Lease Agreement with Precedent Industrial Group L.L.C. dated December 7, 1999 for a warehouse and distribution center at Building Number 1, Precedent South Business Center, Greenwood, Indiana.

10.32*+	Exclusive Cross Marketing Agreement with PetPlace.com, Inc. dated September 17, 1999.

10.33*	Sponsorship Agreement with American Veterinary Medical Foundation dated October 21, 1999.

EXHIBIT
NUMBER	DESCRIPTION

10.34*	Exclusive Sponsorship Agreement with American Veterinary Medical Foundation dated October 21, 1999.

10.35*+	Content Partnership/Distribution Agreement with Buena Vista Internet Group and Infoseek Corporation dated January 15, 2000.

10.36*	Series C Preferred Stock Purchase Agreement dated January 18, 2000.

10.37**	Exclusive Distribution with Salt H(2)0 Headquarters, Inc. dated December 8, 1999 and Amendment to Exclusive Distribution Agreement dated April 28, 2000.

10.38**	Yahoo! Remote Merchant Integration (RMI) Agreement dated as of February 3, 2000 with Yahoo! Inc.

10.39**	Exclusive Representation Agreement dated March 20, 2000 with Brian P. Hakan & Associates, Inc.

10.39.1***	Amended and Restated Marketing and Promotion Agreement dated June 8, 2000, among the Company and Safeway Inc.

10.40***	Securities Purchase Agreement dated June 12, 2000 among the Company and Discovery.com, Inc.

10.41***	Tenancy and Promotion Agreement dated June 12, 2000, among the Company and Discovery.com, Inc.

10.42*****	Change of Control Agreement with Paul G. Manca dated March 17, 2000.

10.43*****	Form of Key Employee Retention Agreement with the Company’s Chief Executive Officer and the Company’s President.

10.44*****	Form of Key Employees Retention Agreement with each of the Company’s Vice Presidents.

10.45*****	Loan Agreement with Ralph Lewis dated May 1, 2000, together with Promissory Note.

10.46+++++	Form of Agreement re: Settlement and Release of Claims and Interests dated December, 2000 by and among the Company, Buena Vista Internet Group, Catalyst Investments, LLC, Infoseek Corporation and the Walt Disney Company.

10.47+++++	Form of Asset Purchase Agreement dated as of December 20, 2000 among Petsmart.com, Inc., the Company and P-Sub Corporation.

10.48+++++	Compensation schedule for Diablo Management Group.

16.1+++	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 26, 2001.

23.1	Consent of Independent Auditors.

24.1+++++	Power of Attorney.

*	Previously filed with our Registration Statement on Form S-1 (#333-92433) and incorporated herein by reference.

**	Previously filed on May 15, 2000 with our Quarterly Report on Form 10-Q (#000-29387) for the quarter ended March 31, 2000 and incorporated herein by reference.

***	Previously filed with our Current Report on Form 8-K (#000-29387) dated July 13, 2000 and filed on July 28, 2000 and incorporated herein by reference.

****	Previously filed with our Registration Statement on Form S-8 (#333-42410) on July 28, 2000 and incorporated herein by reference.

*****	Previously filed on August 14, 2000 with our Quarterly Report on Form 10-Q (#000-29387) for the quarter ended June 30, 2000 and incorporated herein by reference.

++	Previously filed on November 14, 2000 with our Quarterly Report on Form 10-Q (#000-29387) for the quarter ended September 30, 2000 and incorporated herein by reference.

+++	Previously filed with our Current Report on Form 8-K (#000-29387) dated March 20, 2001 and filed on March 27, 2001 and incorporated herein by reference.

++++	Previously filed with our Definitive Proxy Statement pursuant to Schedule 14A of the Securities Exchange Act of 1934 (#000-29387) dated and filed on December 28, 2000 and incorporated herein by reference.

+++++	Previously filed on April 2, 2001 with our Annual Report on Form 10-K (#000-29387) for the year ended December 31, 2000 and incorporated herein by reference.

+	Material has been omitted pursuant to a request for confidential treatment.