Form 10-Q
period 2002-06-30
IPET HOLDINGS INC
filed 2002-08-14
CIK 1100683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number: 000- 29387

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4730753 (IRS Employer Identification Number)

c/o Diablo Management Group
2010 Crow Canyon Place, Suite 280
San Ramon, CA 94583
(Address of principal executive offices)

Registrant’s telephone number: (925) 275-0215

(Former name or former address, if changed since last year)
2000 Crow Canyon Place, Suite 270
San Ramon, CA 94583
Phone Number: (925) 807-0126

Indicate by check whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [   ]

The number of shares of Common Stock, $.00125 par value, outstanding on January 18, 2001 (the effective date of filing of the Company’s Certificate of Dissolution with the Delaware Secretary of State) was 34,741,080 (assuming the conversion of 1,143,895 shares of outstanding non-voting Series A Preferred Stock into Common Stock).

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

IPET HOLDINGS, INC.

STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands, except shares outstanding and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)	(unaudited)

ASSETS
Cash and cash equivalents	$3,712	$4,628
Deposits held by landlord	100	100

Total assets	$3,812	$4,728

LIABILITIES
Accrued expenses and business taxes	$380	$545
Accrual of final settlement of former operating facilities lease	550	—

Total liabilities	930	545

Net assets in liquidation	$2,882	$4,183

Number of common shares and common share equivalents outstanding	34,741,080	34,741,080

Net assets in liquidation per share	$0.08	$0.12

See accompanying notes to condensed consolidated financial statements.

IPET HOLDINGS, INC.

STATEMENTS OF LIQUIDATING ACTIVITIES

(in thousands)

		Period From
	Six Months Ended	November 5, 2000 to
	June 30, 2002	December 31, 2001
	(unaudited)	(unaudited)

SOURCES OF ADDITIONAL CASH:
Earnings on cash and cash equivalents	$32	$334
Recoveries from sale of fixed assets	—	2,558
Recoveries from sale of inventories	—	703
Recovery from lease buyout	—	400
Recovery from sale of Sock Puppet icon	—	125
License revenue and other	—	113

Total sources of additional cash	32	4,233

ADDITIONAL USES OF CASH:
Payments on leases not yet terminated	(369)	(1,938)
Outside services during liquidation period	(356)	(1,205)
Retention bonuses, severance and other compensation	—	(5,527)
Insurance paid for officers and directors	—	(783)
Settlement of advertising and cross-marketing agreement	—	(400)
Payment of assessed repairs on leased property	—	(233)
Other expenses during liquidation period	(46)	(269)
Distribution of cash to stockholders	—	(3,127)

Total additional uses of cash	(771)	(13,482)

OTHER INCOME AND EXPENSE:
Accrual of settlement of lease obligation	(550)	—
Net book value of fixed assets disposed	—	(18,867)
Settlement of advertising and cross-marketing agreement	—	(8,099)
Write off of prepaid advertising	—	(6,991)
Cost of inventories disposed	—	(4,812)
Write off of investments in strategic-partner companies	—	(5,658)
Write off of prepaid expenses	—	(2,513)
Recoveries, reductions and settlements of payables	—	931
Reduction in liability to related party	—	695
Negotiated settlement reduction of business taxes	156	—
Estimated costs of termination and liquidation	(168)	—

Total other income and expense	(562)	(45,314)

Decrease in net assets in liquidation	(1,301)	(54,563)
NET ASSETS IN LIQUIDATION — beginning of period	4,183	58,746

NET ASSETS IN LIQUIDATION — end of period	$2,882	$4,183

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation.

The accompanying unaudited financial statements of IPET Holdings, Inc., formerly Pets.com, Inc. (the Company ), have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation for interim financial information and with consideration given to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim period presented. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002 in the Company’s 2001 Annual Report on Form 10-K, and for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on July 10, 2002 in the Company’s 2000 Annual Report on Form 10-K/A. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

On November 4, 2000 the board of directors of the Company approved the orderly wind down and cessation of the Company’s operations and on January 16, 2001 the stockholders of the Company approved the Company’s Plan of Complete Liquidation and Dissolution (See Note 2). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation in order to provide more relevant information as of June 30, 2002 and December 31, 2001 and for the liquidation periods from January 1, 2002 through June 30, 2002 and November 5, 2000 through December 31, 2001.

2.   Background and Summary of Significant Developments.

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

On November 7, 2000, the Company commenced the process of winding down and ceasing its operating activities to include terminating its employees, selling its assets and settling its obligations, including leases. Through January 16, 2001, such activities were managed and conducted by the Company’s executive officers, management team and personnel. On January 16, 2001, the Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer of the Company. During the six month period ended June 30, 2002, Diablo Management Group has been paid $128,411 for its services.

Between January 1, 2002 and June 30, 2002, the Company (i) finalized the termination of its 401K plan and completed the required distributions to plan participants; (ii) filed its Federal and State tax returns for 2001; (iii) filed and distributed all required IRS Forms W-2 and Forms 1099 for 2001; (iv) paid all taxes due to the State of Indiana and received a tax clearance from the State of Indiana; (v) completed an audit of its financials for the years 2000 and 2001; (vi) filed its 2001 Annual Report on Form 10-K with the Securities and Exchange Commission; (vii) and filed its 2000 Annual Report on Form 10-K/A with the Securities and Exchange Commission.

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

The Company has completed the sale of its assets and collected the amounts owed to the Company from such sales. The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. Although the Company has initiated collection actions, due to the uncertainty of these collections, they have not been included in the financial statements. In addition, on August 6, 2002, the Company entered into a settlement agreement with the landlord of its Union City facility that, among other things, terminated the Company’s remaining obligations under its sublease of such facility.

3.   Lease Obligation.

The Company established a distribution center in Union City, California in July of 1999 and subleased a warehouse comprised of approximately 143,000 square feet for a term of five years ending on August 14, 2004. Monthly rent in the approximate amount of $60,000 (plus additional charges) has been paid during the six month liquidation period ended June 30, 2002, notwithstanding the fact that the warehouse has been vacant since January of 2001. Since February 2001, the Company has aggressively pursued opportunities to sublease the space. On August 6, 2002 the Company entered into a settlement agreement with National Distribution Agency, Inc. (“Landlord”), for the termination of the sublease. Pursuant to the settlement agreement, the Company paid Landlord a lump sum of approximately $490,000, Landlord returned a $100,264 security deposit to the Company, the Company paid $60,000 in commissions to certain real estate brokers, the Company was released from its further obligations under the sublease, and the Company and Landlord mutually released all liability with regard to the sublease to include the complaint previously filed by the Company against Landlord in the Superior Court of California for Alameda County. The settlement of the sublease has been accrued in the amount of $550,000 as of June 30, 2002.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

UNION CITY LEASE

In July 1999, the Company established a distribution center in Union City, California, and subleased a warehouse from Landlord comprised of approximately 143,000 square feet for a period of five years. The sublease provided for monthly rent payments of approximately $60,000 (plus additional charges) through August 4, 2004, plus annual base-rent increases of up to 6%. On August 6, 2002 the Company entered into a settlement agreement with Landlord for the termination of the sublease. Pursuant to the settlement agreement, the Company paid Landlord a lump sum of approximately $490,000, Landlord returned a $100,264 security deposit to the Company, the Company paid $60,000 in commissions to certain real estate brokers, the Company was released from its further obligations under the sublease, and the Company and Landlord mutually released all liability with regard to the sublease to include the complaint previously filed by the Company against Landlord in the Superior Court of California for Alameda County. The settlement of the sublease has been accrued in the amount of $550,000 as of June 30, 2002.

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

ACTIVITIES WHILE IN LIQUIDATION

The following table sets forth our unaudited liquidating-period activities data for the six month period ended June 30, 2002 and for the period from November 5, 2000 to December 31, 2001. This unaudited periodic information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation for interim financial information.

		Period From
	Six Months Ended	November 5, 2000 to
	June 30, 2002	December 31, 2001
	(unaudited)	(unaudited)

SOURCES OF ADDITIONAL CASH:
Earnings on cash and cash equivalents	$32	$334
Recoveries from sale of fixed assets	—	2,558
Recoveries from sale of inventories	—	703
Recovery from lease buyout	—	400
Recovery from sale of Sock Puppet icon	—	125
License revenue and other	—	113

Total sources of additional cash	32	4,233

ADDITIONAL USES OF CASH:
Payments on leases not yet terminated	(369)	(1,938)
Outside services during liquidation period	(356)	(1,205)
Retention bonuses, severance and other compensation	—	(5,527)
Insurance paid for officers and directors	—	(783)
Settlement of advertising and cross-marketing agreement	—	(400)
Payment of assessed repairs on leased property	—	(233)
Other expenses during liquidation period	(46)	(269)
Distribution of cash to stockholders	—	(3,127)

Total additional uses of cash	(771)	(13,482)

	Six Months Ended	November 5, 2000 to
	June 30,2002	December 31, 2001
	(unaudited)	(unaudited)

	(in thousands)

OTHER INCOME AND EXPENSE:
Accrual of settlement of lease obligation	(550)	—
Net book value of fixed assets disposed	—	(18,867)
Settlement of advertising and cross-marketing agreement	—	(8,099)
Write off of prepaid advertising	—	(6,991)
Cost of inventories disposed	—	(4,812)
Write off of investments in strategic-partner companies	—	(5,658)
Write off of prepaid expenses	—	(2,513)
Recoveries, reductions and settlements of payables	—	931
Reduction in liability to related party	—	695
Negotiated settlement reduction of business taxes	156	—
Estimated costs of termination and liquidation	(168)	—

Total other income and expense	(562)	(45,314)

Decrease in net assets in liquidation	(1,301)	(54,563)

NET ASSETS IN LIQUIDATION — beginning of period	4,183	58,746

NET ASSETS IN LIQUIDATION — end of period	$2,882	$4,183

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

Expenses and Income During Reporting Period. The collection of our receivables has been completed with the exception of $153,811 in royalty payments due from Fun4All Corp. and $90,000 due from the sale of certain domain names to an individual. Because of the uncertainty of collection, these amounts have not been included in the statement of net assets in liquidation. We have settled our trade payables but continue to receive apparently inadvertent invoices from former suppliers who have released their claims against us. We are working to resolve all such apparently inadvertent invoices. On July 10, 2002, the Company reached an agreement with the City of San Francisco to pay $211,556 in full settlement of its business tax obligations to that city. In addition, the Company has paid a monthly rent of approximately $60,000 under the terms of its sublease with Landlord on the Union City, California warehouse facility for each of the six months ended June 30, 2002. On August 6, 2002 the Company entered into a settlement with Landlord pursuant to which the Company paid Landlord a lump sum of approximately $490,000, Landlord received a $100,264 security deposit to the Company, the Company paid $60,000 in commissions to certain real estate brokers, and the Company was released from its further obligations under the sublease. The Company has also retained the services of various professionals to manage and assist with the liquidation process. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit. Liabilities of $211,556 and $550,000 have been accrued as of June 30, 2002 for business taxes and the sublease settlement agreement respectively.

Components Of Changes In Net Assets In Liquidation. In the prior reporting period (1Q02), given the condition of the real estate market and the difficulty of subleasing our Union City facility, we accrued the remaining amounts due under the lease as a liability on our Statement of Net Assets in Liquidation filed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. Our success in reaching a settlement with Landlord has reduced our obligation under the sublease by approximately $1,100,000 for the period subsequent to December 31, 2001, or approximately $0.317 per share. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit.

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

RISK FACTORS

This Quarterly Report on Form 10-Q contains certain forward looking statements, including statements concerning the Company’s future financial results from the settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to the Company. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the discussions set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Business, as well as our financial statements and the related notes.

Our business, financial condition or results could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the proceeds we plan to distribute to our stockholders may be adversely affected.

STOCKHOLDERS MAY BE LIABLE TO CREDITORS OF THE COMPANY FOR UP TO AMOUNTS RECEIVED FROM THE COMPANY IF THE COMPANY’S RESERVES ARE INADEQUATE.

A Certificate of Dissolution was filed with the State of Delaware and became effective as of January 18, 2001, dissolving the Company as of that date. Pursuant to the Delaware General Corporation Law, the Company will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under the Delaware General Corporation Law, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three year period, each stockholder could be held liable for payment to the Company’s creditors for such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan of Complete Liquidation and Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve maintained by the Company will be adequate to cover any expenses and liabilities.

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

PART II
OTHER INFORMATION

ITEM 1.   Legal Proceedings.

Pursuant to the settlement agreement between the Company and Landlord, on August 12, 2002, the Company dismissed the action it had filed against Landlord in the Superior Court of California for Alameda County concerning the Union City facility. The Company may yet file actions to collect the $153,811 in royalty payments remaining due from Fun4All Corp. and the $90,000 remaining due from the sale of certain domain names to an individual. Due to the uncertainty of collection, they have been excluded from our calculation of net assets in liquidation.

ITEM 2.   Changes in Securities and Use of Proceeds.

          None.

ITEM 3.   Defaults Upon Senior Securities.

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

ITEM 5.   Other Information.

          Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits: See Exhibit Index.

(b) Current Reports on Form 8-K:

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPET HOLDINGS, INC

/s/ Richard G. Couch Richard G. Couch Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer

Date:   August 13, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Settlement Agreement and Mutual General Release dated August 6, 2002 with National Distribution Agency, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.