Form 10-Q
period 2002-09-30
IPET HOLDINGS INC
filed 2002-11-14
CIK 1100683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                           to

Commission File Number: 000-29387

IPET HOLDINGS, INC.

(FORMERLY PETS.COM, INC.)

(Exact name of registrant as specified in its charter)

Delaware	95-4730753
(State of incorporation)	(IRS Employer Identification Number)

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

IPET HOLDINGS, INC.

STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands, except shares outstanding and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)

ASSETS
Cash and cash equivalents	$291	$4,628
Deposits held by landlord	0	100

Total assets	$291	$4,728

LIABILITIES
Accrued expenses — net	$130	$545

Total liabilities	130	545

Net assets in liquidation	$161	$4,183

Number of common shares and common share equivalents outstanding	34,741,080	34,741,080

Net assets in liquidation per share	$0.005	$0.12

See accompanying notes to condensed consolidated financial statements.

IPET HOLDINGS, INC.

STATEMENTS OF LIQUIDATING ACTIVITIES
(in thousands)

	Period From		Period From
	November 5, 2000	Nine Months Ended	November 5, 2000 to
	to September 30, 2002	September 30, 2002	December 31, 2001
	(unaudited)	(unaudited)	(audited)

SOURCES OF ADDITIONAL CASH:
Earnings on cash and cash equivalents	$381	$47	$334
Recoveries from sale of fixed assets	2,558	—	2,558
Recoveries from sale of inventories	703	—	703
Recovery from lease buyout	400	—	400
Recovery from sale of Sock Puppet icon	125	—	125
License revenue and other	113	—	113

Total sources of additional cash	4,280	47	4,233

ADDITIONAL USES OF CASH:
Former operating facility payments and settlement costs	(2,980)	(1,042)	(1,938)
Outside services during liquidation period	(1,643)	(438)	(1,205)
Retention bonuses, severance and other compensation	(5,527)	—	(5,527)
Insurance paid for officers and directors	(783)	—	(783)
Settlement of advertising and cross-marketing agreement	(400)	—	(400)
Payment of assessed repairs on leased property	(233)	—	(233)
Other expenses during liquidation period	(326)	(57)	(269)
Distribution of cash to stockholders	(5,733)	(2,606)	(3,127)

Total additional uses of cash	(17,625)	(4,143)	(13,482)

OTHER INCOME AND EXPENSE:
Net book value of fixed assets disposed	(18,867)	—	(18,867)
Settlement of advertising and cross-marketing agreement	(8,099)	—	(8,099)
Write off of prepaid advertising	(6,991)	—	(6,991)
Cost of inventories disposed	(4,812)	—	(4,812)
Write off of investments in strategic-partner companies	(5,658)	—	(5,658)
Write off of prepaid expenses	(2,513)	—	(2,513)
Recoveries, reductions and settlements of payables	1,170	249	931
Reduction in liability to related party	695	—	695
Estimated costs of termination and liquidation	(165)	(165)	—

Other income and expense — net	(45,240)	74	(45,314)

Decrease in net assets in liquidation	(58,585)	(4,022)	(54,563)

NET ASSETS IN LIQUIDATION — beginning of period	58,746	4,183	58,746

NET ASSETS IN LIQUIDATION — end of period	$161	$161	$4,183

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

On November 4, 2000 the board of directors of the Company approved the orderly wind down and cessation of the Company’s operations and on January 16, 2001 the stockholders of the Company approved the Company’s Plan of Complete Liquidation and Dissolution (See Note 2). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for a company in voluntary liquidation in order to provide more relevant information as of September 30, 2002 and December 31, 2001 and for the liquidation periods from January 1, 2002 through September 30, 2002 and November 5, 2000 through December 31, 2001.

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

On November 7, 2000, the Company commenced the process of winding down and ceasing its operating activities to include terminating its employees, selling its assets and settling its obligations, including leases. Through January 16, 2001, such activities were managed and conducted by the Company’s executive officers, management team and personnel. On January 16, 2001, the Company engaged Diablo Management Group to handle the remaining issues in connection with winding down and dissolution and retained Richard G. Couch of Diablo Management Group to act as sole director and Chief Executive Officer of the Company. During the nine month period ended September 30, 2002, Diablo Management Group has been paid $215,819 for its services.

Between January 1, 2002 and September 30, 2002, the Company (i) finalized the termination of its 401K plan and completed the required distributions to plan participants; (ii) filed its Federal and State tax returns for 2001; (iii) filed and distributed all required IRS Forms W-2 and Forms 1099 for 2001; (iv) paid all taxes due to the State of Indiana and received a tax clearance from the State of Indiana; (v) completed an audit of its financials for the years 2000 and 2001; (vi) filed its 2001 Annual Report on Form 10-K with the Securities and Exchange Commission; (vii) filed its 2000 Annual Report on Form 10-K/A with the Securities and Exchange Commission; (viii) entered into a settlement agreement with National Distribution Agency, Inc. (“Landlord”) for the termination of the Union City warehouse facility sublease; (ix) settled its remaining business tax obligations with the City of San Francisco; and (x) distributed $0.075 per share to stockholders of record as of the Company’s final record date of January 18, 2001.

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

On September 12, 2002, the sole director of the Company approved a liquidating cash distribution of $0.075 per share to be paid out of net available assets to stockholders of record as of the Company’s final record date of January 18, 2001. On September 27, 2002, the Company distributed the liquidating cash distribution payments in the aggregate amount of $2,605,581 to the stockholders of record. The Company has retained a contingency reserve which it believes will be adequate to meet its remaining legal obligations during the wind down period, which is expected to be completed in 2003. The Company may make a small, final liquidating distribution at the end of the wind down period.

On June 12, 2002, the Company filed a complaint against Fun-4-All Corporation in the Superior Court of California for Alameda County for breach of contract seeking to recover $152,567 of royalty payments past due under that certain License Agreement between the Company and Fun-4-All Corporation dated May 15, 2000. On August 22, 2002, Fun-4-All Corporation filed a cross-complaint against us for breach of the same contract and claimed damages “in excess of $250,000.” We are currently in discussions with Fun-4-All Corporation to resolve these claims.

On October 17, 2002, the Company entered into a settlement agreement with Sam Nappi, an individual, that provided for the payment of $7,500 owed for the purchase of certain domain names. On August 6, 2002, the Company entered into a settlement agreement with the landlord of its Union City facility that, among other things, terminated the Company’s remaining obligations under its sublease of such facility.

3. Lease Obligation.

The Company established a distribution center in Union City, California in July of 1999 and subleased a warehouse comprised of approximately 143,000 square feet for a term of five years ending on August 14, 2004. Monthly rent in the approximate amount of $60,000 (plus additional charges) has been paid during the nine month liquidation period ended September 30, 2002, notwithstanding the fact that the warehouse has been vacant since January of 2001. Since February 2001, the Company has aggressively pursued opportunities to sublease the space. On August 6, 2002 the Company entered into a settlement agreement with National Distribution Agency, Inc., for the termination of the sublease. Pursuant to the settlement agreement, the Company paid Landlord a lump sum of approximately $490,000, Landlord returned a $100,264 security deposit to the Company, the Company paid $60,000 in commissions to certain real estate brokers, the Company was released from its further obligations under the sublease, and the Company and Landlord mutually released all liability with regard to the sublease to include the complaint previously filed by the Company against Landlord in the Superior Court of California for Alameda County.

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

ACTIVITIES WHILE IN LIQUIDATION

The following table sets forth our unaudited liquidating-period activities data for the nine month period ended September 30, 2002 and for the period from November 5, 2000 to December 31, 2001. This unaudited periodic information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles for a company in voluntary liquidation for interim financial information.

	Period From		Period From
	November 5, 2000	Nine Months Ended	November 5, 2000 to
	to September 30, 2002	September 30, 2002	December 31, 2001
	(unaudited)	(unaudited)	(audited)

SOURCES OF ADDITIONAL CASH:
Earnings on cash and cash equivalents	$381	$47	$334
Recoveries from sale of fixed assets	2,558	—	2,558
Recoveries from sale of inventories	703	—	703
Recovery from lease buyout	400	—	400
Recovery from sale of Sock Puppet icon	125	—	125
License revenue and other	113	—	113

Total sources of additional cash	4,280	47	4,233

ADDITIONAL USES OF CASH:
Former operating facility payments and settlement costs	(2,980)	(1,042)	(1,938)
Outside services during liquidation period	(1,643)	(438)	(1,205)
Retention bonuses, severance and other compensation	(5,527)	—	(5,527)
Insurance paid for officers and directors	(783)	—	(783)
Settlement of advertising and cross-marketing agreement	(400)	—	(400)
Payment of assessed repairs on leased property	(233)	—	(233)
Other expenses during liquidation period	(326)	(57)	(269)
Distribution of cash to stockholders	(5,733)	(2,606)	(3,127)

Total additional uses of cash	(17,625)	(4,143)	(13,482)

OTHER INCOME AND EXPENSE:
Net book value of fixed assets disposed	(18,867)	—	(18,867)
Settlement of advertising and cross-marketing agreement	(8,099)	—	(8,099)
Write off of prepaid advertising	(6,991)	—	(6,991)
Cost of inventories disposed	(4,812)	—	(4,812)
Write off of investments in strategic-partner companies	(5,658)	—	(5,658)
Write off of prepaid expenses	(2,513)	—	(2,513)
Recoveries, reductions and settlements of payables	1,170	249	931
Reduction in liability to related party	695	—	695
Estimated costs of termination and liquidation	(165)	(165)	—

Other income and expense — net	(45,240)	74	(45,314)

Decrease in net assets in liquidation	(58,585)	(4,022)	(54,563)

NET ASSETS IN LIQUIDATION — beginning of period	58,746	4,183	58,746

NET ASSETS IN LIQUIDATION — end of period	$161	$161	$4,183

See accompanying notes to condensed consolidated financial statements.

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

Expenses and Income During Reporting Period. The Company has paid a monthly rent of approximately $60,000 under the terms of its sublease with Landlord on the Union City, California warehouse facility for seven months during the reporting period. On August 6, 2002 the Company entered into a settlement with Landlord pursuant to which the Company paid Landlord a lump sum of approximately $490,000, Landlord received a $100,264 security deposit to the Company, the Company paid $60,000 in commissions to certain real estate brokers, and the Company was released from its further obligations under the sublease. The Company has also retained the services of various professionals to manage and assist with the liquidation process. Liabilities of $180,115 for taxes and $550,000 for the settlement of lease obligations and related commissions were paid during the reporting period. All cash in excess of a minimum amount held for routine operating expenses was invested in interest-bearing accounts including money market funds, savings accounts and certificates of deposit.

On August 31, 2001, the sole director of the Company approved an initial cash distribution to be paid from net available assets in the amount of $0.09 per share to stockholders of record holding an aggregate of 34,741,080 shares of the Company’s common stock on the January 18, 2001 final record date. The Company distributed the cash payments to the stockholders of record on September 28, 2001.

On September 12, 2002, the sole director of the Company approved a liquidating cash distribution to be paid out of net available assets in the amount of $0.075 per share to stockholders of record holding an aggregate of 34,741,080 shares of the Company’s common stock on the January 18, 2001 final record date. The Company distributed the cash payments on September 27, 2002.

The Company has retained a contingency reserve which it believes will be adequate to meet its remaining legal obligations during the wind down period, which is expected to be completed in 2003. The statement of net assets in liquidation includes accrued expenses of $130,000 as of September 30, 2002, which amount incorporates an accrual of $100,000 for the contingent costs associated with an audit of the Company’s 2002 financial statements and the filing of an Annual Report on Form 10-K with the Securities and Exchange Commission for 2002 and certain other expenses associated with our wind down. Such accrual reduces the net assets in liquidation to $161,000 (approximately $0.005 per share) as of September 30, 2002. The Company may make a small, final liquidating distribution at the conclusion of its wind down.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

OUR STOCK TRANSFER BOOKS WERE CLOSED ON JANUARY 18, 2001, THE FINAL RECORD DATE, AFTER WHICH ANY TRADES WILL NOT BE RECORDED BY THE COMPANY.

We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on January 18, 2001, the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing the Common Stock are not assignable or transferable on our books except by will, in testate succession or operation of law. The proportionate interests of all of our stockholders was fixed on the basis of their respective stock holdings at the close of business on the final record date of January 18, 2001, and any distributions made by the Company will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, in testate succession or operation of law. For any other trades after the January 18, 2001 final record date, the seller and purchaser of the Common Stock will need to negotiate and rely on due-bill contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

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

Item 4. Controls and Procedures.

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of Richard G. Couch, our Chief Executive Officer and Chief Financial Officer, within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. Mr. Couch has concluded, based on his review, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of Mr. Couch’s evaluation.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

Pursuant to the settlement agreement between the Company and Landlord, on August 12, 2002, the Company dismissed the action it had filed against Landlord in the Superior Court of California for Alameda County concerning the Union City facility.

On June 12, 2002, the Company filed a complaint against Fun-4-All Corporation in the Superior Court of California for Alameda County for breach of contract seeking to recover $152,567 of royalty payments past due under that certain License Agreement between the Company and Fun-4-All Corporation dated May 15, 2000. On August 22, 2002, Fun-4-All Corporation filed a cross-complaint against us for breach of the same contract and claimed damages “in excess of $250,000.” We are currently in discussions with Fun-4-All Corporation to resolve these claims.

ITEM 2. Changes in Securities and Use of Proceeds.

     None.

ITEM 3. Defaults Upon Senior Securities.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

ITEM 5. Other Information.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services that our sole director has approved Stempek and Associates, our external auditor, to perform. Non-audit services are defined in the Sarbanes-Oxley Act of 2002 as services other than those provided in connection with an audit or a review of the financial statements of a company. Our sole director approved the engagement of Stempek and Associates for the following non-audit services: tax matter consultations concerning federal, state and municipal taxes.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits: See Exhibit Index.

     (b)  Current Reports on Form 8-K: We filed a Current Report on Form 8-K on September 16, 2002 with the Securities and Exchange Commission announcing that the sole director of the Company had approved a liquidating cash distribution to be paid out of net available assets of $0.075 per share to stockholders of record as of the Company’s final record date of January 18, 2001. On September 27, 2002, the Company distributed the initial cash distribution payments to the stockholders of record.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPET HOLDINGS, INC

/s/ Richard G. Couch Richard G. Couch Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer

Date: November 13, 2002

CERTIFICATIONS

I, Richard G. Couch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IPET Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to IPET Holdings, Inc. is made known to me by others within our organization, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the filing date of this quarterly report.

5. I have disclosed, based on my most recent evaluation, to our external auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our external auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or others who have a significant role in our internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard G. Couch Richard G. Couch Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer

Date: November 13, 2002

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.